Form 10-K
period 2021-12-31
Counter Press Acquisition Corp
filed 2022-03-31
CIK 1873964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Counter Press Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	001-41274	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

1981 Marcus Avenue, Suite 227

Lake Success, NY 11042

(Address of principal executive offices and Zip Code)

(718) 775-3013

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	CPAQU	The Nasdaq Stock Market LLC

Class A ordinary shares, par value $0.0001 per share	CPAQ	The Nasdaq Stock Market LLC

Redeemable warrants, each warrant exercisable for one Class A ordinary share at an exercise price of $11.50	CPAQW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☒ No ☐

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the Registrant’s securities were not publicly traded. The Registrant’s units began trading on the Nasdaq Global Market on February 9, 2022, and the registrant’s Class A ordinary public shares and public warrants will commence separate public trading on the Nasdaq Global Market on or about April 1, 2022.

As of March 30, 2022, there were 9,135,625 Class A ordinary shares, par value $0.0001 per share, and 2,156,250 shares of Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Annual Report”), references to:

●	“we,” “us,” “our,” “company” or “our company” are to Counter Press Acquisition Corporation, a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association to be in effect upon completion of our initial public offering;

●	“Class A ordinary shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

●	“completion window” are to the time period for which we have to complete a proposed business combination. If we anticipate that we may not be able to consummate our initial business combination within 12 months from the closing of our initial public offering, we may, at our sponsor’s option, extend the period of time to consummate a business combination up to two times without shareholder approval, each for an additional three months (for a total of up to 18 months to complete a business combination) (each such three-month period, a “Funded Extension Period”), so long as our sponsor and/or its affiliates or designees deposit into the trust account: (i) with respect to a single Funded Extension Period, an additional $0.10 per share (for an aggregate of $862,500 (an “Extension Payment”), and (ii) with respect to two consecutive Funded Extension Periods, an Extension Payment prior to each Funded Extension Period, or $0.20 per share in the aggregate (for an aggregate of $1,725,000, upon five days advance notice prior to the applicable deadline pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company. Our public shareholders will not be entitled to vote or redeem their shares in connection with any Funded Extension Periods as a result of an Extension Payment. As a result, we may affect such an extension even if a majority of our public shareholders do not support such an extension and none of our public shareholders will be able to redeem their shares in connection with such an extension. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the company’s period to complete a business combination requires a vote of the company’s shareholders and such shareholders have the right to redeem their public shares in connection with such vote (although an extension without depositing additional funds into the trust account could still be pursued in the manner available in the traditional special purpose acquisition company structure);

●	“directors” are to our current directors and director nominees;

●	“equity-linked securities” are to any securities of our company that are convertible into or exchangeable or exercisable for, Class A ordinary shares of our company;

●	“founders shares” are to our 2,156,250 Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the founders shares at the time of our initial business combination (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

●	“initial shareholders” are to our sponsor, Counter Press Sponsor LLC, and other holders (if any) of our founders shares prior to our initial public offering;

●	“letter agreement” refers to the letter agreement entered into between us and our initial shareholders, directors and officers on or prior to the date of our prospectus, the form of which is filed as an exhibit to our registration statement;

●	“management” or our “management team” are to our officers and directors;

●	“private shares” are to the Class A ordinary shares included in the private units to be issued and sold to our sponsor, BTIG and EarlyBirdCapital in a private placement simultaneously with the closing of our initial public offering;

●	“private units” are to the 471,875 units (consisting of 471,875 private shares and 235,938 private warrants) issued and sold to our sponsor, BTIG and EarlyBirdCapital, in the aggregate, in a private placement simultaneously with the closing of our initial public offering;

●	“private warrants” are to the warrants contained within the private units issued and sold to our sponsor, BTIG and EarlyBirdCapital in a private placement simultaneously with the closing of our initial public offering, as well as any warrants that may be issued upon conversion of working capital loans;

●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided their status as a “public shareholder” shall only exist with respect to such public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public units” are to the units (consisting of public shares and warrants) being sold in our initial public offering;

●	“sponsor” are to Counter Press Sponsor LLC, a Cayman Islands limited liability company (formerly known as Counter Press Sponsor Corporation which converted into a Cayman Islands limited liability company after December 20, 2021), including, where applicable, its affiliates;

●	“underwriter founder shares” are to the aggregate of 38,750 Class A ordinary shares that were issued to BTIG and EarlyBirdCapital and their designees in a private placement prior to our initial public offering;

●	“warrants” are to our redeemable warrants sold as part of the public units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market) and the private warrants; and

●	“$,” “US$” and “U.S. dollar” each refer to the United States dollar.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report are forward-looking in nature. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering or following our initial business combination.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business.

General

We are a blank check company formed as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. We have generated no revenues to date and we do not expect that we will generate operating revenues at the earliest until we consummate our initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us.

While we may pursue an acquisition opportunity in any industry or sector, we intend to focus on businesses in the sports, media and data analytics sectors, with a focus on professional sports businesses, which complement our management team’s expertise and will benefit from its strategic and hands-on operational leadership. We believe that the experience and capabilities of our management team will make us an attractive partner to potential target businesses, enhance our ability to complete a successful business combination and bring value to the business post-business combination. Our management team represents a unique combination of operating, investing, financial and transactional experience. This group has a strong track record of creating value for shareholders in multiple sports, media and data analytics companies that we have led, managed and/or invested in.

Market Opportunity

We believe that sports and its related sub-sectors are among the most attractive segments in the broader media entertainment ecosystem, with macro tailwinds, large addressable markets and the ability for organic growth and consolidation. With sports constituting the backbone of highly rated live programming slates, sporting events expected to continue to demand high attendance after COVID-19 restrictions are removed, fan and customer engagement growing and evolving online and through social media and technological and data analytic advancements creating new investment and growth opportunities, we believe that many companies within this ecosystem have characteristics that make them attractive targets. Technological progression alone has created significant growth opportunities and continues to expand the already significant opportunity set into new verticals, including legalized sports betting and gambling, wellness, virtual reality, over-the-top, or OTT, on-demand content, digital health and safety, esports, video games, digital infrastructure, digital ticketing, data analytics and several other attractive adjacencies. As ownership rules and dynamics within professional leagues continue to evolve, sports club ownership with its differentiated attractive qualities is becoming a more accessible, distinctive opportunity. Additionally, the COVID-19 pandemic has caused a significant dislocation within the sports, media and entertainment industries, causing businesses with strong fundamentals and the potential for significant long-term value appreciation before the pandemic to require liquidity and/or innovation strategies, creating a compelling opportunity for us as we seek to acquire a potential business combination target.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire and build a company in the sports, media and data analytics sectors that complements the experience of our management team and can benefit from its operational expertise. After our initial business combination, we envision our strategy may include additional mergers and acquisitions with a focus on generating attractive risk-adjusted returns for our shareholders. We are leveraging our management team’s network of potential proprietary and public transaction sources where we believe a combination of our relationships, knowledge and experience in the sports, media and data analytics sectors could effect a positive transformation or augmentation of existing businesses to improve their overall value.

The impact of the COVID-19 pandemic on U.S. and global professional sports and entertainment industries has been profound. In-stadium revenue opportunities, such as ticket and premium seating sales, concessions, merchandise and parking have been greatly reduced without the crowds of spectators traditionally featured in live sporting events. As a result, sports clubs and vendors are facing reduced cash flow, leaving ownership groups without the appetite or liquidity to continue funding operating losses for an indeterminate period of time. Organizations with inefficient operating models are experiencing significantly more stress during these times, leading many groups to reevaluate their management relationships. COVID-19 has also had a significant impact on businesses associated with or dependent on sports, for example groups holding media rights, sports marketing groups and agencies and suppliers to the sports industry. We believe the totality of these circumstances presents a unique opportunity to acquire special situation sports and media assets that would not otherwise be for sale and/or to acquire these businesses at opportunistic prices. Due to the poor operating performance caused by Covid-19, the need for innovative and dynamic operating models is evident. We believe that, with the current landscape, our management team will have the leverage to identify and acquire assets with great potential at opportunistic price points. As more sports clubs and sports and media related businesses understand the necessity of building global brands in order to compete for revenue and brand recognition across fan bases, mature management teams, experiences and expertise will be required to enhance visibility and profitability. We believe that our management team can provide all of these attributes to a potential target. Our management team has a demonstrated extensive track record of successful value creation and enhancement (including complex turnarounds) with sports oriented and media assets and also has access to proprietary opportunities globally that can be leveraged to drive value.

Over the course of their careers, the members of our management team and their affiliates have developed a broad network of relationships in sports across leagues, team owners, commissioners, athletes and industry executives that we believe will further complement our sourcing pipeline of acquisition opportunities. We expect these networks will provide our management team with a robust flow of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, which may include investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Members of our management team communicate with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and begin the process of pursuing and reviewing potentially interesting leads.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating initial business combination opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any or all of these criteria and guidelines. Examples include:

●	Sports businesses, including European football clubs, with intrinsic brand value that could be enhanced by our management team through improvement of (a) on-field performance through an analytics-based approach, and (b) business and revenue operations;

●	Businesses that would benefit from our extensive networks and insights within the sector to drive new customer relationships and revenue growth;

●	Sports, media and data analytics businesses where we can further monetize intellectual property and real assets; and

●	Businesses that would benefit from an acquisition strategy and more efficient capital allocation.

These criteria are not intended to be exhaustive.

Any evaluation relating to the merits of a particular initial business combination may be based on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into a business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this prospectus, would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC.

The past performance of our management team and the companies in which our sponsor’s affiliates and partners have been involved is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. Neither our management team nor sponsor nor any of their respective officers, directors, employees or affiliates, have had management experience with special purpose acquisition corporations in the past. You should not rely on their respective historical records or performance as indicative of our future performance. In addition, members of our management team may have conflicts of interest with other entities to which they owe fiduciary or contractual obligations concerning initial business combination opportunities.

Initial Public Offering and Concurrent Private Placement

On February 11, 2022, we consummated our initial public offering of 8,625,000 units (the “Units”), including the issuance of 1,125,000 Units as a result of the underwriters’ exercise of their over-allotment option in full. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each Warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $86,250,000.

Simultaneously with the closing of our initial public offering, we completed the private sale of an aggregate of 471,875 private units, including 39,375 private units issued in connection with the exercise in full of the underwriters’ over-allotment option (the “Private Units”), to our sponsor and the underwriters at a purchase price of $10.00 per Private Unit, generating gross proceeds to us of $4,718,750. A total of 436,416 Private Units were purchased by our sponsor and a total of 35,459 Private Units were purchased by the underwriters.

Following the respective closings, of the net proceeds we received from our initial public offering and from the sale of the Private Units, $87,543,750 was deposited into a segregated account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Our units began trading on February 9, 2022 on the Nasdaq Global Market, or Nasdaq, under the symbol “CPAQU.” When the securities comprising the units begin separate trading, the ordinary shares and warrants will trade on the Nasdaq under the symbols “CPAQ” and “CPAQW,” respectively.

Competitive Strength

Status as a Public Company

We believe that our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to a traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock or other equity interests in the target business for our ordinary shares or for a combination of our ordinary shares and cash, allowing us to tailor the consideration used in the transaction to the specific needs of the sellers. We believe that target businesses might find this avenue a more certain and cost-effective method to becoming a public company than a typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us.

Furthermore, once the business combination is consummated, the target business will have effectively become a public company, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests than it would have as a privately-held company. Public company status can offer further benefits by enhancing a company’s profile among potential new customers and vendors and attracting talented employees.

While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company. These limitations include constraints on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek shareholder approval of a business combination or conduct a tender offer in relation thereto, which may delay the consummation of a transaction; and the existence of our outstanding warrants, which may represent a source of future dilution.

Financial Position

With funds available in our trust fund in an amount of $73,500,000 assuming no redemptions and after payment of deferred underwriting commissions of an aggregate of $2,625,000 to BTIG and EarlyBirdCapital in connection with the business combination (or $84,525,000 assuming no redemptions and after payment of up to an aggregate of $3,018,750 in deferred underwriting commissions to BTIG and EarlyBirdCapital in connection with the business combination if the underwriters’ over-allotment option is exercised in full), in each case before additional fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third party financing and there can be no assurance that it will be available to us.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following our initial public offering. We intend to utilize cash derived from the net proceeds of our initial public offering and a portion of the private placement of private units, in effecting a business combination which has not yet been identified. Accordingly, investors in our initial public offering have invested without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

We Have Not Identified a Target Business

To date, our sponsor, officers, directors, promoters and other affiliates has engaged in any substantive discussions on our behalf with representatives of other companies regarding the possibility of a potential merger, capital stock or share exchange, asset acquisition or other similar business combination with us. We have not engaged or retained any agent or other representative to identify or locate such companies. As a result, we cannot assure you that we will be able to locate a target business or that we will be able to engage in a business combination with a target business on favorable terms or at all.

Subject to our management team’s pre-existing fiduciary obligations and the fair market value requirement described below, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses other than as described above. Accordingly, there is no basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of Target Businesses

While we have not yet selected a target business with which to consummate our initial business combination, we believe based on our management’s business knowledge and past experience that there are numerous potential candidates. We expect that our principal means of identifying potential target businesses will be through the extensive contacts and relationships of our initial shareholders, officers and directors. While our officers and directors are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our officers and directors believe that the relationships they have developed over their careers and their access to our sponsor’s members’ and affiliates’ contacts and resources will generate a number of potential business combination opportunities that will warrant further investigation. We also anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read this Annual Report and know what types of businesses we are targeting.

Our officers and directors must present to us all target business opportunities that have a fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income accrued in the trust account) at the time of the agreement to enter into the initial business combination, subject to any pre-existing fiduciary or contractual obligations. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis (other than BTIG and EarlyBirdCapital as described elsewhere in this Annual Report), we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our sponsor, initial shareholders, officers, directors or their respective affiliates be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is) other than the $10,000 administrative services fee, the repayment of the $150,000 loan and reimbursement of any out-of-pocket expenses. Our audit committee will review and approve all reimbursements and payments made to our sponsor, officers, directors or our or their respective affiliates, with any interested director abstaining from such review and approval. We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors or sponsor. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to our management team’s pre-existing fiduciary obligations and the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, and that we must acquire a controlling interest in the target business, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any specific attributes or criteria (financial or otherwise) for prospective target businesses, except as described above under “Investment Criteria”.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on such factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Nasdaq listing rules require that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% fair market value test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test.

The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public shareholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of Business Diversification

We may seek to effect a business combination with more than one target business, although we expect to complete our business combination with just one business. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business operation. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or don’t vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our shareholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender all of his, her or its shares rather than some pro rata portion of his, her or its shares. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. Whether we seek shareholder approval or engage in a tender offer, we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, if we seek shareholder approval, a majority of the outstanding ordinary shares voted are voted in favor of the business combination. We may also choose to pursue an extension of the time to complete our business combination without depositing additional funds into the trust account, which, consistent with a traditional special purpose acquisition company structure, would require a vote of the company’s shareholders and in connection with which shareholders would have the right to redeem their public shares.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets either immediately prior to or upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait until the completion window in order to be able to receive a pro rata share of the trust account. Our sponsor, initial shareholders, officers and directors will agree (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not to sell any ordinary shares in any tender in connection with a proposed initial business combination.

None of our officers, directors, sponsor, initial shareholders or their affiliates has indicated any intention to purchase units or Class A ordinary shares in our initial public offering or from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination or that they wish to have their shares redeemed, our officers, directors, sponsor, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote and reduce the number of redemptions. Notwithstanding the foregoing, our officers, directors, sponsor, initial shareholders and their affiliates will not make purchases of Class A ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion Rights

At any general meeting called to approve an initial business combination, public shareholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination or do not vote at all, into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid. Alternatively, we may provide our public shareholders with the opportunity to sell their Class A ordinary shares to us through a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

Our sponsor, initial shareholders and our officers and directors will not have conversion rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to our initial public offering or purchased by them in our initial public offering or in the aftermarket. Additionally, the holders of the underwriter founder shares will not have conversion rights with respect to the underwriter founder shares.

We may require public shareholders, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination. There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise conversion rights prior to the consummation of the proposed business combination and the proposed business combination is not consummated this may result in an increased cost to shareholders.

Any proxy solicitation materials we furnish to shareholders in connection with a vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such certification and delivery requirements. Accordingly, a shareholder would have from the time the shareholder received our proxy statement up until two business days prior to the scheduled vote on the proposal to approve the business combination to deliver his, her or its shares if he, she or it wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the shareholder, whether or not he, she or it is a record holder or his, her or its shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his, her or its shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact.

Any request to convert such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or the expiration of the tender offer. Furthermore, if a holder of Class A ordinary shares delivered his certificate in connection with an election of their conversion and subsequently decides prior to the applicable date not to elect to exercise such rights, he or she may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the completion window.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsor, officers and directors will agree that we will have only the completion window to complete our initial business combination. If we are unable to complete our initial business combination within the completion window, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window. Our initial shareholders will enter into a letter agreement with us, pursuant to which they will waive their rights to liquidating distributions from the trust account with respect to their founders shares if we fail to complete our initial business combination within the completion window. However, if our initial shareholders acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors will agree, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing the redemption rights provided to shareholders as described in this Annual Report or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution is anticipated to be approximately $10.15. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.15. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the completion window, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only third parties we currently expect to engage would be vendors such as lawyers, investment bankers, computer or information and technical services providers or prospective target businesses. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (1) $10.15 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.15 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to the proceeds of our initial public offering and the sale of the private units, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable insolvency laws, and may be included in our insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.15 per share to our public shareholders. Additionally, if we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable preference. As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (3) the redemption of our public shares if we are unable to complete our initial business combination within the completion window, subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with our initial business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

●	Our amended and restated memorandum and articles of association contain certain requirements and restrictions relating to our initial public offering that will apply to us until the completion of our initial business combination. Our amended and restated memorandum and articles of association contain a provision which provides that, if we seek to amend our amended and restated memorandum and articles of association (A) in a manner that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of our obligation to redeem our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, we will provide public shareholders with the opportunity to redeem their public shares in connection with any such amendment. Specifically, our amended and restated memorandum and articles of association provide, among other things, that: prior to the completion of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which public shareholders may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed business combination, or (2) provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination by means of a tender offer (and thereby avoid the need for a shareholder vote), in each in cash, for an amount payable in cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein;

●	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon completion of our initial business combination and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within the completion window, then our existence will terminate and we will distribute all amounts in the trust account; and

●	prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated memorandum and articles of association to (x) extend the time we have to consummate a business combination beyond the completion window or (y) amend the foregoing provisions.

These provisions cannot be amended without the approval of holders of at least two-thirds of our ordinary shares present and voting at a general meeting. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provide that we may consummate our initial business combination only if approved by an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination.

Additionally, our amended and restated memorandum and articles of association provide that, prior to our initial business combination, holders of our founders shares are the only shareholders that will have the right to vote on the appointment of directors and the right to remove a member of the board of directors for any reason. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. With respect to any other matter submitted to a vote of our shareholders, including any vote in connection with our initial business combination, except as required by law, holders of our founders shares and holders of our public shares will vote together as a single class, with each share entitling the holder to one vote.

Competition

We face intense competition from other entities having a business objective similar to ours, including private investors (either individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial business combination and we are obligated to pay cash for our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. We furthermore face competition from other newly-formed entities that may target a business combination transaction with similar focus areas as ours, which intensify the competition that we face in achieving our objective.

Conflicts of Interest

Certain of our executive officers and directors have or may have fiduciary and contractual duties to certain companies in which they have invested. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing it. However, we do not expect these duties to present a significant conflict of interest with our search for an initial business combination.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.15 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations.

Facilities

We currently maintain our executive offices at 981 Marcus Avenue, Suite 227, Lake Success, NY 11042. Our executive offices are provided to us by our sponsor at a minimal payment per month (included in the fee of up to $10,000 per month that we pay to our sponsor for office space, administrative and support services). We consider our current office space adequate for our current operations.

Employees

As of the date of this Annual Report, we have 2 officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that our officers or any other members of our management team devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements will be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the completion window. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

Item 1A. Risk Factors.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. We have provided the following summary of the material risks involved:

Risks Related to our Search for, and Consummation of, Business Combination Transaction

●	Our public shareholders may not be afforded an opportunity to vote on our proposed business combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If a large number of our shares request to be redeemed for cash in a proposed business combination, that could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The completion window for our business combination may give potential target businesses leverage over us in negotiating a business combination.

●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets.

●	If we do not complete our initial business combination within the completion window, our public shareholders may receive only $10.15 per share, or less in certain circumstances, and our warrants will expire worthless.

●	We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private units, which will cause us to be solely dependent on a single business.

●	We may seek to amend our amended and restated memorandum and articles of association or governing instruments, in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

●	Because our sponsor, officers and directors can purchase additional shares in anticipation of the vote on our initial business combination transaction, they may disproportionately influence the outcome.

Risks Relating to the Post-Business Combination Company

●	After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country.

●	We may have limited ability to assess the management of a prospective target business.

Risks Relating to our Management Team

●	We are totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination.

●	We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

●	Past performance by the companies in which our management team and our sponsor’s members and affiliates have been involved may not be indicative of future performance of an investment in us.

●	Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs.

●	Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate.

Risks Relating to our Securities

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances.

●	We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

●	Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

●	An investment in our company may result in uncertain or adverse U.S. federal income tax consequences.

●	If we are unable to consummate our initial business combination within the completion window, our public shareholders may be forced to wait beyond the completion window before redemption from our trust account.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	We may issue additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination, thereby diluting you.

General Risk Factors

●	We are a newly incorporated company with very limited operating history and no revenues, and you have little basis on which to evaluate our ability to achieve our business objective.

Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We will either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which public shareholders may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed business combination, or (2) provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination by means of a tender offer (and thereby avoid the need for a shareholder vote), in each in cash, for an amount payable in cash equal to the aggregate amount then on deposit in the trust account as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination instead of conducting a tender offer.

Our public shareholders will not be entitled to vote or redeem their shares in connection with any extension of our time to consummate our initial business combination.

If we anticipate that we may not be able to consummate our initial business combination within 12 months from the closing of our initial public offering, we may, but are not obligated to, extend the period of time to consummate a business combination two times by an additional three months each time (for a total of up to 18 months to complete a business combination); so long as our sponsor and/or its affiliates or designees deposit into the trust account: (i) with respect to a single Funded Extension Period, an Extension Payment (as defined in this Annual Report), and (ii) with respect to two consecutive Funded Extension Periods, an Extension Payment prior to each Funded Extension Period, or $0.20 per share in the aggregate (for an aggregate of $1,725,000), upon five days advance notice prior to the applicable deadline pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company. Our public shareholders will not be entitled to vote or redeem their shares in connection with any such extension. As a result, we may affect such an extension even if a majority of our public shareholders do not support such an extension and none of our public shareholders will be able to redeem their shares in connection with such an extension. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the company’s period to complete a business combination would require a vote of the company’s shareholders, with such shareholders having the right to redeem their public shares in connection with such vote. We may also choose to pursue an extension of the time to complete our business combination without depositing additional funds into the trust account, which, consistent with a traditional special purpose acquisition company structure, would require a vote of the company’s shareholders and in connection with which shareholders would have the right to redeem their public shares.

If we seek shareholder approval of our initial business combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our sponsor has agreed, pursuant to the terms of a letter agreement entered into with us, to vote its founder shares and any public shares held by them in favor of our initial business combination. We expect that our sponsor will own at least 2,156,250, or 20.00% of our issued and outstanding shares at the time of any such shareholder vote. As a result, in addition to our sponsor’s founder shares, we would need approximately 3,183,487, or 36.91% (assuming all issued and outstanding shares are voted, our sponsor does not purchase any shares in or after our initial public offering), of the 8,625,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have such initial business combination approved (unless a greater vote is required by applicable law or stock exchange rules). Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our sponsor agreed to vote its founder shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet that closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination or less than such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption of our public shares and the related business combination, and we instead may search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and we will therefore need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

Because we are offering our units to the public at a price per unit of $10.00 in our initial public offering, and our trust account will initially contain $10.15 per Class A ordinary share, public shareholders may be incentivized to redeem their public shares at the time of our initial business combination.

We are offering our units to the public at a price per unit of $10.00 in our initial public offering, and our trust account will initially contain $10.15 per Class A ordinary share. This is different than some other similarly structured blank check companies for which the trust account will only contain $10.00 per share. As a result of the additional funds that could be available to public shareholders upon redemption of Class A ordinary shares, our public shareholders may be more incentivized to redeem their public shares and not to hold their shares through our initial business combination. A higher percentage of redemptions by our public shareholders could make it more difficult for us to complete our initial business combination.

The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the completion window. Depending upon when we identify a potential target business, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years and in particular during the last year, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

We need to comply with the rules of Nasdaq that require our initial business combination to occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the assets held in the trust account at the time of the agreement to enter into the initial business combination.

The rules of Nasdaq require that our initial business combination occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. This restriction may limit the type and number of companies with which we may complete a business combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, our public shareholders may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless. If we are not then listed on Nasdaq for whatever reason, we would not be required to satisfy the foregoing 80% fair market value test and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic.

The coronavirus (COVID-19) pandemic has adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. The effects of the COVID-19 pandemic on businesses, and the inability to predict the future impact of the pandemic on businesses, has also made determinations and negotiations of valuation more difficult, which could make it more difficult to consummate a business combination transaction. If the disruptions posed by COVID-19 or other matters of global concern continue for a further extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

We may not be able to complete our initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.15 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors will agree that we must complete our initial business combination within the completion window. We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we are unable to complete our initial business combination within the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.15 per share, or less than $10.15 per share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.15 per share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our initial shareholders, directors, officers, advisors or any of their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of our initial business combination and thereby increase the likelihood of obtaining shareholder approval of our initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.15 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, up to $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.15 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties, thereby exposing the members of our board of directors and us to claims seeking damages, including potential punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer,” a “fraudulent conveyance” or a “voidable transfer.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty and/or having acted in bad faith by paying public shareholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims seeking damages, including potential punitive damages.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our public shareholders in connection with our liquidation would be reduced.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private units are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000 upon the successful completion of our initial public offering and the sale of the private units, we have filed a Current Report on Form 8-K that attached an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act). As the number of will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.15 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We face intense competition from other entities having a business objective similar to ours, including private investors (whether individuals or investment firms), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the Class A ordinary shares redeemed and, in the event we seek shareholder approval of our initial business combination, we make purchases of our Class A ordinary shares, it will potentially reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.15 per share (or less in certain circumstances) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.15 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.15 per share” and other risk factors herein.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate for at least through the completion window, that could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund those activities.

We believe that, upon the closing of our initial public offering, the funds available to us outside of the trust account, will be sufficient to allow us to operate through the completion window; however, we cannot assure you that our estimate is accurate. Of the net proceeds of our initial public offering and the sale of the private units, only approximately $750,000 was available to us initially outside the trust account to fund our working capital requirements.

We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our initial public offering and potential loans from certain of our affiliates are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern and our ability to consummate our initial business combination transaction.

Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.15 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.15 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.15 per share” and other risk factors herein.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive approximately $10.15 per share (or less in certain circumstances) on our redemption of our public shares, and our warrants will expire worthless. In such case, our public shareholders may only receive $10.15 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.15 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.15 per share” and other risk factors herein.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.15 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.15 per share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Accordingly, our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.15 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.15 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.15 per share.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency laws, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

●	each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of up to $18,292 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the completion of our initial business combination. Our public shareholders will not have the right to appoint directors prior to the consummation of our Business Combination and will not have the right to call a general meeting.

In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. As holders of our Class A ordinary shares, our public shareholders also will not have the right to vote on the appointment of directors prior to completion of our initial business combination. In addition, during that time period, holders of a majority of our founders shares may remove a member of the board of directors for any reason. Under our amended and restated articles of association, our shareholders will furthermore not have the right to call a general meeting.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations at the time of our initial public offering, and there may be additional risks associated with the target business we select for our initial business combination.

While we are focused upon a combination with businesses in the sports, media and data analytics sectors, with a focus on professional sports businesses, which complement our management team’s expertise and will benefit from its strategic and hands-on operational leadership, we nevertheless may pursue acquisition opportunities in any one of numerous industries or geographic locations. We will not, however, under our amended and restated memorandum and articles of association, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to a business combination, there is no basis at the time of our initial public offering to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects.

To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or an early stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose not to redeem their shares and to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.15 per share on the liquidation of our trust account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or from another independent entity that commonly renders valuation opinions, that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our initial public offering, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions that will released from the trust account only upon completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after our initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our initial public offering, including, for example, identifying potential business combination targets, providing financial advisory services, acting as a placement agent in a private equity offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with any of the underwriters or their respective affiliates and no fees or other compensation for such services will be paid to any of the underwriters or their respective affiliates prior to the date that is 60 days from the date of our prospectus, unless such payment would not be deemed underwriters’ compensation in connection with our initial public offering. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The fact that the underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We will agree that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is issued and outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Of the net proceeds from our initial public offering and the sale of the private units, $88,293,750 (assuming amounts not held in trust for use as working capital and assuming no redemption of Class A ordinary shares) will be available to complete our business combination and pay related fees and expenses (which fees will include up to approximately $3,018,750, for the payment of a fee to BTIG and EarlyBirdCapital for deferred underwriting commissions payable only upon completion of our initial business combination).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either immediately prior to or upon completion of our initial business combination (such that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even if a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, in a manner that will make it easier for us to complete our initial business combination that some of our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law. A resolution is deemed to be a special resolution as a matter of Cayman Islands law where it has been approved by either (1) at least two-thirds (or any higher threshold specified in a company’s articles of association) of a company’s shareholders at a general meeting for which notice specifying the intention to propose the resolution as a special resolution has been given or (2) if so authorized by a company’s articles of association, by a unanimous written resolution of all of the company’s shareholders. Our amended and restated memorandum and articles of association provide that special resolutions must be approved either by at least two-thirds of our shareholders who attend and vote at a shareholders meeting (i.e., the lowest threshold permissible under Cayman Islands law) (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of at least 90% of our ordinary shares voting in a general meeting), or by a unanimous written resolution of all of our shareholders. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 65% of our ordinary shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provide that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit the net proceeds of our initial public offering and a portion of the private placement of units into the trust account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares (other than amendments relating to the appointment or removal of directors prior to our initial business combination, which require the approval of at least 90% of our ordinary shares voting in a general meeting). Our initial shareholders, who will collectively beneficially own 20% of our ordinary shares upon the closing of our initial public offering (excluding the underwriter founder shares and the private shares, and assuming they do not purchase any units in our initial public offering), may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. However, our amended and restated memorandum and articles of association prohibit any amendment of its provisions (A) that would affect our public shareholders’ ability to convert or sell their shares to us in connection with a business combination as described herein or to modify the substance or timing of the redemption rights provided to shareholders as described in our Annual Report if we do not complete our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide public shareholders with the opportunity to redeem their public shares. Furthermore, our sponsor, officers and directors will agree, pursuant to a written agreement with us, that they will not propose such an amendment unless we provide our public shareholders with the opportunity to redeem their public shares. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Certain agreements related to our initial public offering may be amended without shareholder approval.

Certain agreements, including the underwriting agreement relating to our initial public offering, the investment management trust agreement between us and Continental Stock Transfer & Trust Company, the letter agreement among us and our sponsor, officers, directors (including director nominees), the registration rights agreement among us and our sponsor and the administrative and support services agreement between us and our sponsor, may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. For example, the underwriting agreement related to our initial public offering contains a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the trust account at the time of signing the definitive agreement for the transaction with such target business (excluding (i) deferred underwriting commission and (ii) taxes payable on the income earned on the trust account) so long as we obtain and maintain a listing for our securities on the Nasdaq. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private units will be sufficient to allow us to complete our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private units prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.15 per share on the liquidation of our trust account, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.15 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.15 per share” and other risk factors below.

Because our sponsor, officers and directors can purchase additional shares in anticipation of the vote on our initial business combination transaction, they may disproportionately influence the outcome of that vote in a manner that benefits themselves but is averse to the interests of our public shareholders.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, or their respective affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit as to the number of shares such persons may purchase, or any restriction on the price that they may pay.

These persons have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. However, in the event our sponsor, directors, officers, or their respective affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction, which may not be beneficial for our public shareholders.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the completion window.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Resources and time could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business within the completion window. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.15 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.15 per share on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.15 per share” and other risk factors.

The nominal purchase price paid by our sponsor for the founders shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

We offered our units at an offering price of $10.00 per unit and the amount deposited in our trust account is initially anticipated to be $10.00 per public share, implying an initial value of $10.00 per public share. However, prior to our initial public offering, our sponsor paid a nominal aggregate purchase price of $25,000 for the founders shares, or approximately $0.0116 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founders shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $87,543,750, which is the amount in cash we would have for our initial business combination in the trust account after giving effect to the payment of $3,018,750 of deferred underwriting commissions, no interest is earned on the funds held in the trust account, and no public shares are redeemed in connection with our initial business combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs any equity issued or cash paid to the target’s equityholders or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, or the impact of our public and private warrants. At such valuation, each Class A ordinary share would have an implied value of $7.48 per share upon consummation of our initial business combination, which would be a 25.2% decrease as compared to the initial implied value per public share of $10.00 (the price per unit in our initial public offering, assuming no value is ascribed to the public warrants).

Public shares	8,625,000
Founder shares	2,156,250
Underwriter Founder shares(1)	38,750
Private shares	471,875
Total shares	11,291,875
Total funds in trust available for initial business combination (less deferred underwriting commissions)	$84,525,000
Initial implied value per public share	$10.00
Implied value per share upon consummation of initial business combination	$7.48

(1) We issued these underwriter founder shares to BTIG and EarlyBirdCapital prior to the consummation of the IPO.

Our independent directors have a financial interest in our founder shares, either directly or through our sponsor. They acquired that interest at no cost. As a result, our independent directors have a financial interest in consummating an initial business combination, even if our shares decline in value after that business combination and our public shareholders experience losses in connection with their investment. However, if we do not consummate our initial business combination, the founder shares would be worthless. The financial interest of our independent directors in the founder shares may give rise to a potential conflict of interest in considering potential target businesses. You should consider this potential conflict of interest in deciding whether to invest in our initial public offering and whether to redeem your shares at the time of our initial business combination.

In June 2021, our sponsor purchased the founders shares for a purchase price of $25,000, or approximately $0.012 per share. Our independent directors are members of our sponsor, and have a financial interest in the founders shares. Our independent directors acquired that membership interest at no cost. Consequently, our independent directors may profit substantially if we consummate our initial business combination, even if our share price declines in value after that business combination and our public shareholders, who typically have purchased their units or shares for prices at or about $10.00 each, experience significant losses in connection with their investment. If we fail to consummate an initial business combination, however, the founders shares will be worthless, although in contrast our public shareholders will receive a pro rata distribution of the aggregate amount then on deposit in the trust account. As a result, the financial interest of our independent directors in our founders shares may prompt them to consider an initial business combination with a risky target business and/or on terms that may not be favorable to our public shareholders, particularly as the deadline for completing our initial business combination nears. You should consider our independent directors’ potential conflict of interest when deciding whether to invest in our initial public offering. If you do invest in our initial public offering, you should consider this potential conflict of interest when you decide whether to redeem your shares at the time of our initial business combination.

Our management team and our sponsor may make a profit on any initial business combination, even if any public shareholders who did not redeem their shares would experience a loss on that business combination. As a result, the economic interests of our management team and our sponsor may not fully align with the economic interests of public shareholders.

Our structure may not fully align the economic interests of our sponsor and those persons, including our officers and directors, who have interests in our sponsor with the economic interests of our public shareholders. Upon the closing of our initial public offering, our sponsor will have invested in us an aggregate of $4,389,160, comprised of the $25,000 purchase price for the founder shares and the $4,364,160 purchase price for the private placement units. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 2,156,250 founder shares and 471,875 private shares would have an aggregate implied value of $21,562,500 and $4,718,750, respectively. Even if the trading price of our Class A ordinary shares was as low as approximately $1.60 per share, and the private warrants were worthless, the value of the founder shares would be equal to the sponsor’s initial investment in us. As a result, so long as we complete an initial business combination, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares lose significant value. Accordingly, our sponsor and members of our management team who own interests in our sponsor may have incentives to pursue and consummate an initial business combination quickly, with a risky or not well established target business, and/or on transaction terms favorable to the equityholders of the target business, rather than continue to seek a more favorable business combination transaction that could result in an improved outcome for our public shareholders or liquidate and return all of the cash in the trust to the public shareholders. For the foregoing reasons, you should consider our sponsor’s and management team’s financial incentive to complete an initial business combination when evaluating whether to invest in our initial public offering and/or redeem your shares prior to or in connection with an initial business combination.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, may be, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. The defense or of these matters could be time-consuming and could divert our management’s attention, and may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. As a result of their involvement and positions in these companies, certain of those persons have been, may be or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Individual members of our management team and board of directors also may become involved in litigation, investigations or other proceedings involving claims or allegations related to or as a result of their previous personal conduct, either in their capacity as a corporate officer or director or otherwise, and may be personally named in such actions and potentially subject to personal liability as a result of their previous individual conduct or otherwise. Any such liability may or may not be covered by insurance and/or indemnification, depending on the facts and circumstances. The defense or prosecution of these matters could be time-consuming. Any litigation, investigations or other proceedings may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Risks Relating to the Post-Business Combination Company

If we effect a business combination with a company located in a foreign jurisdiction, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	transparency issues in general and, more specifically, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other anti-corruption compliance laws and issues;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation, price instability and interest rate fluctuations;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property rights;

●	applicable privacy laws and regulations;

●	employment laws and regulations;

●	social unrest, crime, strikes, riots, natural disasters and civil disturbances;

●	regime changes and political upheaval;

●	obligatory military service by personnel;

●	government appropriation of assets;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws, including the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and stock exchange rules. The requirements of these rules and regulations will increase legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on the company’s systems and resources. The management team may not successfully or efficiently manage the transition to operating a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may diminish a target business’ ability to succeed in the international markets.

In the event we acquire a non-U.S. target, as we are planning to do, a substantial portion of revenues and income of the target business may be received in a foreign currency, as well as a substantial portion of its expenses paid in a foreign currency, whereas its financial results will likely be recorded in U.S. dollars. As a result, the target business’ financial results could be adversely affected by fluctuations in the value of local currencies relative to the U.S. dollar. The value of the currency in the region of the target business may fluctuates relative to the U.S. dollar and is affected by, among other things, changes in political and economic conditions. Any change in the relative value of that currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the U.S. dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate a transaction with that business.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or warrant holder who chooses to remain a shareholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such shareholders and warrant holders are unlikely to have a remedy for such reduction in value.

We may have limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, shareholders or warrant holders who choose to remain shareholders or warrant holders following our initial business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the issued and outstanding capital stock, shares and/or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

Risks Relating to our Management Team

Our ability to successfully effect our initial business combination and to be successful thereafter is totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, board member or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may seek acquisition opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for us. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

We may face risks related to the sports sector.

Although our efforts to identify a prospective target business will not be limited to a particular industry or geographical region, we intend to focus our search on businesses in the sports, media and data analytics sectors, with a focus on professional sports businesses. Business combinations with professional sports businesses entail special considerations and risks. Professional sports businesses may be particularly sensitive to market demand when teams perform poorly or when potential customers are reluctant to attend sporting events because of the risks associated with the COVID-19 pandemic. An uneven level of general economic activity, uncertainty in the financial markets and slow job growth, if those were to occur, could have a negative impact on consumer confidence and discretionary spending, which could affect professional sports businesses. There also may intense competition for professional sports teams that are available, and there may be delays associated with approval of an acquisition that may make certain targets unavailable within our completion window. Any of the foregoing could have an adverse impact on our ability to identify an attractive target business in the professional sports industry. However, our efforts in identifying prospective target businesses will not be limited to the professional sports industry. If we identify a target business in another industry, we will be subject to the risks attendant to the specific industry in which that target business operates, which may or may not be different than the risks listed above.

Past performance by the companies in which our management team and our sponsor’s members and affiliates have been involved may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team and sponsor’s members and affiliates is presented for informational purposes only. Past performance by our management team and sponsor’s members and affiliates is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team and sponsor’s members and affiliates as indicative of our future performance and you may lose all or part of your invested capital. Additionally, in the course of their respective careers, members of our management team and our sponsor’s members and affiliates have been involved in businesses and deals that were unsuccessful. None of our officers, directors or the partners or affiliates of our sponsor have had management experience with blank check companies or special purpose acquisition corporations in the past.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, Mr. Conway and Mr. Kalt, our Chief Executive Officer and Chief Financial Officer, and our other officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we will engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with entities such as operating companies or investment vehicles that are engaged in making and managing investments in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities.

Since our initial shareholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

Prior to our initial public offering, our sponsor purchased an aggregate of 2,156,250 founders shares for an aggregate purchase price of $25,000. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. Simultaneous with the closing of our initial public offering, our sponsor purchased an additional 436,416 private units. Each private unit is comprised of one private share and one-half of a warrant. As such, our sponsor, its affiliates, our management members and/or their permitted transferees own approximately 22.9% of our issued and outstanding shares after our initial public offering. The founders shares will be worthless if we do not complete an initial business combination. The founders shares — which are Class B ordinary shares — are identical to the Class A ordinary shares included in the units being sold in our initial public offering except that until the consummation of our initial business combination transaction, only the founders shares have the right to vote on the appointment of directors. In addition, both the founders (Class B ordinary) shares and the private (Class A ordinary) shares purchased by the sponsor concurrently with the offering are subject to certain transfer restrictions (unlike public shares). Furthermore, our sponsor, officers and directors entered into a letter agreement with us, pursuant to which they agreed (A) to waive their redemption rights with respect to their shares in connection with the completion of our initial business combination and (B) to waive their rights to liquidating distributions from the trust account with respect to their founders and private shares if we fail to complete our initial business combination within the completion window (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the completion window), as described herein and in our amended and restated memorandum and articles of association.

The personal and financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the completion window nears.

Since our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

At the closing of our initial business combination, our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination and completing an initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity will likely need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Relating to our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of the redemption rights provided to shareholders as described in this Annual Report, or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (3) the redemption of our public shares if we are unable to complete our initial business combination within the completion window, subject to applicable law and as further described herein. In no other circumstances will a shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units are listed on Nasdaq. Following the date that our Class A ordinary shares and warrants are eligible to trade separately, we anticipate that our Class A ordinary shares and warrants will be listed separately on Nasdaq. Although, we believe, we meet on a pro forma basis Nasdaq’s minimum initial listing standards, which generally only require that we meet certain requirements relating to shareholders’ equity, market capitalization, aggregate market value of publicly held shares and distribution requirements, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as well as certain qualitative requirements, as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to such securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares and warrants will be listed on Nasdaq, our units, Class A ordinary shares and warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least two units, you will not be able to receive or trade a whole warrant. This is different from other offerings similar to ours whose units include one share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

Our initial shareholders will control the appointment of our board of directors until completion of our initial business combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial business combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Prior to our initial business combination, only the founders shares, all of which are held by our initial shareholders, will have the right to vote on the appointment of directors, and holders of a majority of our founders shares may remove a member of the board of directors for any reason. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any Class A ordinary shares in our initial public offering or in the aftermarket or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

Our sponsor paid an aggregate of $25,000, or approximately $0.0116 per founders share. We may furthermore issue additional Class A ordinary shares or other securities to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our shareholders further and likely present other risks.

Our sponsor acquired the founders shares at a nominal price, significantly contributing to this dilution to investors in our initial public offering.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

If:

(i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per Class A ordinary share;

(ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and

(iii) the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the last reported sales price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like or as indicated above) for any 20 trading days within a 30 trading-day period commencing on the date they become exercisable and ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. If, following our exercise of our redemption rights, a warrant holder fails to comply with the procedures for exercising its warrants, such warrant holder would be required to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of the warrants.

Our warrants contained in our units, together with our founders shares, may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We have issued, as part of the 8,625,000 units that we sold in our initial public offering, warrants to purchase 4,312,500 Class A ordinary shares, with an exercise price of $11.50 per warrant (subject to adjustment as provided therein), and, simultaneously with the closing of our initial public offering, we sold in a private placement an aggregate of 471,875 units that contain 235,938 private warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as provided therein. Our sponsor holds 2,156,250 founders shares. In addition, if our sponsor, an affiliate of our sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into units, at the price of $10.00 per unit, at the option of the lender. Such units would be identical to the private units. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants and founders shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor or its permitted transferees: (1) they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; and (2) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

There is currently a limited market for our securities, which could adversely affect the liquidity and price of our securities.

Shareholders have limited access to information about prior market history on which to base their investment decision. Following our initial public offering, the price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers. Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

An investment in our company may result in uncertain or adverse United States federal income tax consequences.

An investment in our company may result in uncertain United States federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to our units, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary share and the one-half warrant included in each unit could be challenged by the IRS or the courts. Furthermore, the United States federal income tax consequences of a cashless exercise of a warrant is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

Since holders of our founders shares will be the only shareholders of the company that have the right to vote on the appointment of directors prior to our initial business combination, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s rules and, as a result, we may qualify for exemptions from certain corporate governance requirements that would otherwise provide protection to shareholders of other companies.

Holders of our founders shares will be the only shareholders of the company that have the right to vote on the appointment of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq’s corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, a group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under Nasdaq rules;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have independent director oversight of our director nominations.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq’s corporate governance requirements.

If we are unable to consummate our initial business combination within the completion window, our public shareholders may be forced to wait beyond the completion window before redemption from our trust account.

If we are unable to consummate our initial business combination within the completion window, we will distribute the aggregate amount then on deposit in the trust account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the completion window before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association and then only in cases where investors have properly sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association prior thereto.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer or proxy materials documents mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

The warrants that are part of the units that we offered publicly and issued privately, together with our grant of registration rights to our sponsor and others, may have an adverse effect on the market price of our Class A ordinary shares and may make it more difficult for us to complete our initial business combination.

We issued warrants to purchase 4,312,500 of our ordinary shares, at a price of $11.50 per share (subject to adjustment as provided therein), as part of the 8,625,000 units sold in our initial public offering. Furthermore, simultaneously with the closing of our initial public offering, we issued to our sponsor, BTIG and EarlyBirdCapital in a private placement an aggregate of 235,938 private warrants, as part of the 471,875 private units. Each warrant is exercisable to purchase one ordinary share at a price of $11.50 per share, subject to adjustment as provided herein. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into units, at a price of $10.00 per unit, at the option of the lender. Such units would be identical to the private units.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our sponsor, management team and their permitted transferees can demand that we register the resale of their founders shares beginning at the time of our initial business combination. In addition, our sponsor, BTIG and EarlyBirdCapital, as the holders of our private units, and their permitted transferees can demand that we register the resale of their private shares and private warrants, and the issuance of the Class A ordinary shares upon exercise of the private warrants. Holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of those warrants or the issuance of Class A ordinary shares upon exercise of those warrants. Furthermore, BTIG and EarlyBirdCapital, as the holders of the underwriter founder shares, also are entitled to “piggyback” registration rights whereby they may request the registration of the resale of their underwriter founder shares as part of an offering that will be conducted by us or by our other shareholders.

The potential issuance of shares underlying our various groups of warrants, together with the foregoing registration rights with respect to those shares and other shares, will allow, potentially, a significant additional number of our Class A ordinary shares to become available for trading in the public market. That potential development may have an adverse effect on the market price of our Class A ordinary shares even without there being actual additional issuances or resales. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. The shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected from the potential resale of the Class A ordinary shares owned by our sponsor, BTIG or EarlyBirdCapital, or issuable upon exercise of the private warrants or conversion of working capital loans or their respective permitted transferees. Those resales are enabled by the registration rights.

We may issue additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founders shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would substantially dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of ordinary shares, including 200,000,000 Class A ordinary shares, par value $0.0001 per share, and 20,000,000 Class B ordinary shares, par value $0.0001 per share, as well as 1,000,000 preferred shares, par value $0.0001. Following the consummation of our initial public offering, there were 190,864,375 and 17,843,750 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount includes shares reserved for issuance upon exercise of outstanding warrants, and 1,000,000 authorized but unissued preferred shares available for issuance.

We may issue a substantial number of additional Class A ordinary shares or preferred shares in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of incorporation. However, our amended and restated memorandum and articles of incorporation provide, among other things, that prior to our initial business combination, we may not issue additional capital shares that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote pursuant to our amended and restated memorandum and articles of incorporation on any initial business combination or any amendments to our amended and restated memorandum and articles of incorporation. The issuance of additional shares of common or preferred shares:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preferred shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Unlike certain other blank check companies, our initial shareholder will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founders shares will automatically convert into Class A ordinary shares on the first business day following the completion of our initial business combination on a one-for-one basis, subject to adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued in excess of the amounts issued in our initial public offering and related to the closing of our initial business combination, the ratio at which founders shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares then in issue) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of our ordinary shares issued and outstanding upon the completion of our initial public offering plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination (net of redemptions), (excluding the underwriter founder shares and the private shares). This is different than certain other blank check companies in which the initial shareholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

We may reincorporate in, migrate to or merge with and into another entity as surviving company in, another jurisdiction in connection with our initial business combination and such reincorporation, migration or merger may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in, migrate to or merge with and into another entity as surviving company in, the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

General Risk Factors

We are a newly incorporated company with very limited operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated company incorporated under the laws of the Cayman Islands with limited operating results. Because we lack a significant operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes on the acquired business and/or asset and us.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative and support expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our executive offices at 981 Marcus Avenue, Suite 227, Lake Success, NY 11042. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition, or results of operations.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Our units are traded on the Nasdaq under the symbol “CPAQU.” Our units commenced public trading on February 9, 2022.

(b)	Holders

On March 30, 2022, there were 4 holders of record of our units, 2 holders of record of our Class A ordinary shares, 1 holder of record of our Class B ordinary shares and 0 holders of record of our warrants (on a stand-alone basis, apart from our units).

(c)	Dividends

We have not paid any cash dividends on our Class A ordinary shares to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

Not Applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

Simultaneously with the closing of our initial public offering, pursuant to the Private Units Purchase Agreement, we completed the private sale of an aggregate of 471,875 private units, including 39,375 private units issued in connection with the exercise in full of the underwriters’ over-allotment option (the “Private Units”), to our sponsor and the underwriters at a purchase price of $10.00 per Private Unit, generating gross proceeds to us of $4,718,750. A total of 436,416 Private Units were purchased by our sponsor and a total of 35,459 Private Units were purchased by the underwriters, pursuant to that certain Private Units Purchase Agreement. The Private Units are identical to the units sold as part of the units in our initial public offering, except as otherwise disclosed in our prospectus, dated February 8, 2022 (the “Prospectus”), filed with the SEC pursuant to Rule 424(b) of the Securities Act, on February 10, 2022. The issuance of the Private Units was made pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

Of the net proceeds we received from our initial public offering and from the sale of the Private Units, $87,543,750 was deposited into a segregated account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

There has been no material change in the planned use of proceeds from such use as described in the Prospectus.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under this “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Annual Report, words such “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions, as they relate to us or our management, identify forward-looking statements.

Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. No assurance can be given that results in any forward-looking statement will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. The cautionary statements made in this Annual Report should be read as being applicable to all forward-looking statements whenever they appear in this Annual Report. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the net proceeds of our initial public offering and a portion of the private placement of the private units, our shares, debt or a combination of cash, shares and debt.

The issuance of additional ordinary shares in a business combination:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions of the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is issued and outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Although we raised $ 86, 250,000 of gross proceeds, in the aggregate, from our initial public offering in February 2022, and additional $4,718,750 of gross proceeds, in the aggregate, from our private placements consummated concurrently with the closing of our initial public offering, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for our initial public offering. Following our initial public offering, we will not generate any operating revenues until after completion of our initial business combination. We generate non-operating income in the form of interest income on funds held in our trust account after our initial public offering. Other than the proceeds raised from our initial public offering and concurrent private financings in February 2022, there has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After our initial public offering, we have been incurring increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Liquidity and Capital Resources

Our liquidity needs up to December 31, 2021 had been satisfied through a payment from our sponsor of $25,000 for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from our sponsor of $150,000. The promissory note was fully repaid as of February 11, 2022. In addition, in order to finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, provide our working capital loans. As of December 31, 2021, there were no amounts outstanding under any working capital loans.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable) to complete our initial business combination. We may withdraw interest to pay taxes, if any. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. To the extent that our ordinary shares or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we have available to us the proceeds held outside of the trust account. We use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, pay for office space, administrative and support services, and pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside of the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be converted into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the private units issued to our sponsor. The terms of such loans by our sponsor or an affiliate of our sponsor, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We expect our primary liquidity requirements during this period to include funds for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting any business combinations; funds for legal and accounting fees related to regulatory reporting requirements, including Nasdaq and other regulatory fees; funds for administrative and support services; and funds for working capital that will be used for miscellaneous expenses and reserves.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

We do not believe we will need to raise additional funds following our initial public offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

 Controls and Procedures

We are not currently required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2022. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, would we be required to comply with the independent registered public accounting firm attestation requirement. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement. Prior to the closing of our initial public offering, we have not completed an assessment, nor have our auditors tested our systems, of internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls.

Many mid-sized target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

●	staffing for financial, accounting and external reporting areas, including segregation of duties;

●	reconciliation of accounts;

●	proper recording of expenses and liabilities in the period to which they relate;

●	evidence of internal review and approval of accounting transactions;

●	documentation of processes, assumptions and conclusions underlying significant estimates; and

●	documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expenses in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financing reporting.

Once our management’s report on internal controls is complete, we will retain our independent auditors to audit and render an opinion on such report when required by Section 404 of the Sarbanes-Oxley Act. The independent auditors may identify additional issues concerning a target business’s internal controls while performing their audit of internal control over financial reporting.

Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of our initial public offering and a portion of the sale of the private units held in the trust account will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Related Party Transactions

In June 2021, our sponsor purchased 2,156,250 founders shares from us for an aggregate purchase price of $25,000, or approximately $0.012 per share. The purchase price of the founders shares was determined by dividing the amount of cash contributed to the company by the number of founders shares issued.

We have entered into an administrative services agreement pursuant to which we will pay our sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying any of these monthly fees.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor loaned us up to $150,000 under an unsecured promissory note to be used for a portion of the expenses of our initial public offering. As of December 31, 2021, we had no borrowings under the promissory note with our sponsor to be used for a portion of the expenses of our initial public offering. These loans are non-interest bearing, unsecured and were due at the closing of our initial public offering. These loans were repaid upon completion of our initial public offering out of the $950,000 of offering proceeds that was allocated for the payment of offering expenses (other than underwriting commissions) not held in the trust account.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor may, but are not obligated to, loan us funds as may be required. Any such loans would be on an interest-free basis and would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be converted into units at a price of $10.00 per unit, at the option of the lender. The units would be identical to the private units issued to our sponsor (as described below). We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Our sponsor purchased, in a private placement that closed simultaneously with the closing of our initial public offering, an aggregate of 436,416 private units, consisting of 436,416 private shares and 218,208 private warrants at a price of $10 per unit. In addition, BTIG and EarlyBirdCapital purchased, in a private placement closed simultaneously with the closing of our initial public offering, an aggregate of 35,459 private units, consisting of 35,459 private shares and 17,730 private warrants at a price of $10.00 per unit ($354,590 in the aggregate). The placement units are identical to the units being sold in our initial public offering except as described elsewhere in the registration statement. The placement units and underlying ordinary shares and warrants to be purchased by BTIG and EarlyBirdCapital have been deemed compensation by FINRA and are therefore subject to lock-up, registration and termination restrictions. Pursuant to FINRA Rule 5110(e), the placement units purchased by BTIG and EarlyBirdCapital may not be sold, transferred, assigned, pledged or hypothecated or the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales of our initial public offering except to any member participating in the offering and the officers or partners, registered persons or affiliates thereof except as permitted by FINRA Rule 5110(e)(2). Each private warrant is exercisable to purchase one whole ordinary share at $11.50 per share, subject to adjustment as provided herein. Our sponsor, BTIG and EarlyBirdCapital will each be permitted to transfer the private units held by them to certain permitted transferees, including our officers and directors and other persons or entities affiliated with or related to them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as our sponsor. Otherwise, these units will generally not be transferable or salable until 30 days after the completion of our initial business combination. The private warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor or its permitted transferees: (1) they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; and (2) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

Pursuant to a registration rights agreement that we have entered into with our initial shareholders, BTIG and EarlyBirdCapital on or prior to the closing of our initial public offering, we may be required to register certain securities for sale under the Securities Act. These holders, and holders of warrants issued upon conversion of working capital loans, if any, are entitled under the registration rights agreement to make up to two demands that we register certain of our securities held by them for sale under the Securities Act and to have the securities covered thereby registered for resale pursuant to Rule 415 under the Securities Act. In addition, these holders have the right to include their securities in other registration statements filed by us. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the securities covered thereby are released from their lock-up restrictions, as described herein. We will bear the costs and expenses of filing any such registration statements.

In addition, for as long as the private warrants are held by BTIG or EarlyBirdCapital or their designees or affiliates, they may not be exercised after five years from the effective date of the registration statement of which this prospectus forms a part, under FINRA Rule 5110. BTIG and EarlyBirdCapital will have resale registration rights, but may not exercise their demand and “piggyback” registration rights beyond five (5) and seven (7) years, respectively, after the effective date of the registration statement of which this prospectus forms a part and may not exercise their demand rights on more than one occasion.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. As an “emerging growth company,” we also only need to provide two years of audited financial statements, rather than three, in our initial registration statement under the Securities Act of which this Annual Report forms a part.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things: (1) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (2) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; (3) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis); and (4) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The net proceeds of our initial public offering and a portion of the sale of the private units held in the trust account will be invested in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021 our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are as follows:

Directors and executive officers name	Age	Title
Paul Conway	52	Chief Executive Officer, Director
Michael Kalt	47	Chief Financial Officer, Director
Randy Frankel	65	Chairman
Andrew Friedman	45	Director
Julie Uhrman	47	Director

Paul Conway is the Co-Founder of Pacific Media Group, a leading financier and distributor of content, such as Ad Astra, which it recently produced. Other films financed includes The Martian, The Greatest Showman, War of the Planet of the Apes, X-Men Apocalypse and Alien: Covenant. Pacific Media Group owns a leading animated content library in China including rights for the popular series Wild Kratts, Gigantosaurus and Garfield.

Pacific Media Group is also a leading investor in European football. In June 2016, Mr. Conway was one of the leaders of a group that acquired OGC Nice. At OGC Nice, under Conway’s leadership, significant player trading profits were generated and reinvested in the squad, making it more competitive within France and internationally, including the club’s first appearance in the UEFA Champions League. As a result of the significant improvements to OGC Nice, PMG was able to exit the club in August 2019.

In December 2017, Mr. Conway led the acquisition of Barnsley Football Club and brought the same strategy of commitment to youth, data analytics and commercialization to England. In the first full year of ownership, the club was automatically promoted to the English Championship. In the 2020-21 English Championship season, Barnsley secured a place in the playoff for promotion to the English Premier League with the youngest squad in the league. Mr. Conway currently serves as Co-Chairman of Barnsley Football Club.

In November 2019, he entered into a strategic partnership with Swiss club FC Thun and Mr. Conway joined the Board of Directors. In May 2020, along with Partners Path Capital, his group acquired 72% of K.V. Oostende in Belgium. Mr. Conway serves on the boards of AS Nancy Lorraine, and Esbjerg fb, and FC Den Bosch. Mr. Conway is a frequently interviewed by major media outlets, including The Times of London, Forbes, Bloomberg, The Daily Telegraph, The Athletic, The Daily Mail, France Football, BBC, Sky Sports, Bloomberg and Reuters.

Mr. Conway previously was a Managing Director in the Media Investment Banking Group with Oppenheimer and Co.

Mr. Conway received his M.B.A. from the Columbia Business School, and received his bachelor’s degree from the University of Miami.

Michael Kalt is the managing member of Partners Path Capital, a multifamily investment office he founded in 2014 that focuses on real estate and specialty private transactions. He also serves as Senior Advisor to Sidewalk Labs, an Alphabet affiliate charged with accelerating the pace of urban innovation to dramatically improve the quality of city life. Previously, Michael was Senior Vice President of Development and Business Affairs for the Tampa Bay Rays, where he was part of the core management team that turned around what had been one of the most underperforming clubs in major league baseball, using an analytics-based approach to drive outsize performance on a limited budget, both on and off the field. He currently serves on the boards of K.V. Oostende of the Belgian Pro League, AS Nancy Lorraine of France’s Ligue 2, and FC Den Bosch of Holland’s Eerste Divisie and is chairperson of Esbjerg fB of the Danish First Division.

Michael also worked in Mayor Bloomberg’s office as a senior advisor to the New York City Deputy Mayor for Economic Development. In that capacity, he managed relations between the Mayor’s Office and the city’s Economic Development Corporation, coordinated area-wide planning and economic development initiatives through the five boroughs, and served as the city’s point person for the development of the new Yankee Stadium, Citi Field and the Barclays Center.

Before joining the Bloomberg Administration, Michael was a management consultant with McKinsey & Company where he focused on addressing both strategic and operating issues for media and telecommunications firms.

Michael received his BA in Political Science and Urban Studies from Brown University and his JD from Harvard Law School.

Randy Frankel is co-owner of the Tampa Bay Rays of Major League Baseball. His ownership group has overseen one of the most dramatic turnarounds in professional sports history, turning one of the worst-run clubs in the United States into one that is consistently recognized as the gold standard by its peers. The Rays’ success has culminated in two American League championships, including one in 2020, despite consistently operating on a player budget that is less than one-half that of its competitors.

Prior to owning the Rays, Frankel was at Spear, Leeds & Kellogg, where he was a managing director and member of the firm’s executive committee. Frankel joined Goldman Sachs as a managing director, following its acquisition of Spear, Leeds, & Kellogg. In addition to his interests in professional sports, which include co-ownership of Belgian Pro League club KV Oostende, French Ligue 2 side AS Nancy Lorraine and Danish First Division Esbjerg fB, Frankel is involved in a wide variety of business pursuits, including commercial real estate, golf courses, wineries and fitness concepts.

Frankel is a graduate of Hofstra University, where he was a member of the 1976 men’s basketball team that appeared in the NCAA tournament.

Andrew Friedman has been the Los Angeles Dodgers’ President of Baseball Operations since October 2014, instilling a winning culture that has resulted in a division title in six seasons, three National League pennants and the 2020 World Championship. Under Friedman’s leadership since 2015, the Dodgers lead MLB with a .614 winning percentage (634-398), including a franchise-record 106 wins in 2019 and a club-best .717 winning percentage during the shortened 2020 season (43-17).

Entering his eighth season with the club, Friedman has overseen the development of a well-regarded baseball farm system, positioning the organization for the long-term success, and also reorganized and built out the team’s front office, including developing a highly respected data analytics operation. Friedman was named Major League Baseball’s 2020 Executive of the Year and the Dodgers have twice (2017, 2020) been recognized by Baseball America as its Organization of the Year, honoring the team for its success from top to bottom.

Friedman previously served as Executive Vice President of Baseball Operations of the Tampa Bay Rays where, despite overseeing what was typically one of the league’s lowest payrolls, he led the Rays to four postseason appearances, including two division titles (2008, 2010), in nine seasons from 2006-14. During Friedman’s time in Tampa Bay, the Rays posted the franchise’s first winning season and won the American League pennant in 2008, when he was named Sporting News’ Executive of the Year. After finishing below .500 in each of their first 10 years of existence, the Rays finished above the ..500 mark in six consecutive seasons under Friedman from 2008-13. Friedman joined the Rays in 2004 and spent two years serving as director of baseball development.

Prior to his career in baseball, Friedman was an analyst for two years with New York City-based investment firm Bear, Stearns & Co., Inc., and spent three years as an associate for the private equity firm MidMark Capital.

Friedman received a baseball scholarship to Tulane University, where he played outfield for the Green Wave and graduated with a bachelor of science in management with a concentration in finance.

Julie Uhrman is the Co-Founder and President of Angel City Football Club (ACFC), Los Angeles’ newest professional women’s soccer team set to debut in Spring 2022 in the NWSL. Uhrman founded ACFC with Academy Award-winning actress and activist Natalie Portman, technology venture capitalist Kara Nortman and venture capitalist, 776 founder & Reddit co-founder Alexis Ohanian. ACFC is one of the only majority female-founded and run professional sports teams in the world. She is part of the DraftKings’ All-Star Network as an Advisor to Drive by DraftKings. Uhrman has also been named a member of Adweek’s 2021 and 2020 Most Powerful Women In Sports, one of the 100 Most Creative People in Business by Fast Company, and to the Creative 50 list by Advertising Age.

Before ACFC, Uhrman served as the EVP and General Manager of OTT Ventures at Lionsgate, Head of Platform Business Development at Jaunt, a virtual reality content startup, and Founder and CEO of OUYA, a pioneering Android-based game console.

Uhrman is a Board Member of the Los Angeles Sports & Entertainment Commission, LA Sports Council and the Rose Bowl Institute.

Number, Terms of Office and Appointment of Officers and Directors

Our board of directors have five members. Holders of our founders shares appointed each of our directors prior to the consummation of our initial public offering for a two-year term, and holders of our public shares will not have the right to vote on the appointment of directors during such term. The provisions of our amended and restated memorandum and articles of association regarding director term may only be amended by a special resolution passed by at least 90% of our ordinary shares voting in a general meeting. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founders shares. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Randy Frankel, Andrew Friedman, and Julie Uhrman, is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee and compensation committee will each entirely composed of independent directors meeting Nasdaq’s and the SEC’s additional requirements applicable to members of those committees. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Officer and Director Compensation

None of our officers or directors has received any cash compensation for services rendered to us. Each of our independent directors will invest, prior to the closing of our initial public offering, as a limited partner holding a minority, non-controlling interest in our sponsor and will therefore hold an indirect interest in the founders shares held by our sponsor’s subsidiary. In addition, our sponsor, officers and directors, and any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will also review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Pursuant to Nasdaq listing rules we have established three standing committees – an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee and a nominating committee, each comprised of independent directors.

Audit Committee

We have stablished an audit committee of the board of directors. Messrs. Andrew Friedman and Julie Uhrman serve as members of our audit committee and Randy Frankel serves as the chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Each such prospective member of our audit committee meets the independent director standard under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Randy Frankel qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which will detail the purpose and principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors. Andrew Friedman and Randy Frankel serve as members of our compensation committee and Julie Uhrman serves as the chairperson of the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under Nasdaq listing standards and Rule 10C-1 of the Exchange Act applicable to members of the compensation committee.

We have adopted a compensation committee charter, which will detail the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation (if any is paid by us), evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation and any incentive-compensation of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insiders Participation

None of our officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Corporate Governance and Nominating Committee

We have established a corporate governance and nominating committee of our board of directors. Julie Uhrman and Randy Frankel serve as members of our corporate governance and nominating committee and Andrew Friedman serves as the chairperson of the corporate governance and nominating committee. Under the Nasdaq listing standards, we are required to have a corporate governance and nominating committee composed entirely of independent directors. Our board of directors has determined that each of Julie Uhrman, Randy Frankel and Andrew Friedman are independent.

The primary function of the corporate governance and nominating committee include:

●	identifying individuals qualified to become members of the board of directors and making recommendations to the board of directors regarding nominees for election;

●	reviewing the independence of each director and making a recommendation to the board of directors with respect to each director’s independence;

●	developing and recommending to the board of directors the corporate governance principles applicable to us and reviewing our corporate governance guidelines at least annually;

●	making recommendations to the board of directors with respect to the membership of the audit, compensation and corporate governance and nominating committees;

●	overseeing the evaluation of the performance of the board of directors and its committees on a continuing basis, including an annual self-evaluation of the performance of the corporate governance and nominating committee;

●	considering the adequacy of our governance structures and policies, including as they relate to our environmental sustainability and governance practices;

●	considering director nominees recommended by stockholders; and

●	reviewing our overall corporate governance and reporting to the board of directors on its findings and any recommendations.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in a charter adopted by us, generally provide that persons to be nominated:

●	should possess personal qualities and characteristics, accomplishments and reputation in the business community;

●	should have current knowledge and contacts in the communities in which we do business and in our industry or other industries relevant to our business;

●	should have the ability and willingness to commit adequate time to the board of directors and committee matters;

●	should demonstrate ability and willingness to commit adequate time to the board of directors and committee matters;

●	should possess the fit of the individual’s skills and personality with those of other directors and potential directors in building a board of directors that is effective, collegial and responsive to our needs; and

●	should demonstrate diversity of viewpoints, background, experience, and other demographics, and all aspects of diversity in order to enable the board to perform its duties and responsibilities effectively, including candidates with a diversity of age, gender, nationality, race, ethnicity, and sexual orientation.

Each year in connection with the nomination of candidates for election to the board of directors, the corporate governance and nominating committee will evaluate the background of each candidate, including candidates that may be submitted by our stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Because our Class A ordinary shares were not registered under the Exchange Act during the year ended December 31, 2021, during that year, there were no delinquent filers.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees (our “Code of Ethics”). Our Code of Ethics is available on our website. Our Code of Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Code of Ethics on our website.

Conflicts of Interest

Certain of our executive officers and directors have or may have fiduciary and contractual duties to certain companies in which they have invested. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing it. However, we do not expect these duties to present a significant conflict of interest with our search for an initial business combination.

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be, subject to their fiduciary duties under Cayman Islands law, required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our initial shareholders will agree to waive their redemption rights with respect to their founders shares and any public shares held by them in connection with the completion of our initial business combination. Our directors and officers have also entered into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any. Additionally, our initial shareholders will agree to waive their redemption rights with respect to their founders shares if we fail to consummate our initial business combination within the completion window. However, if our initial shareholders or any of our officers, directors or affiliates acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the completion window. If we do not complete our initial business combination within such applicable time period, the remaining proceeds of the sale of the private units that are held in the trust account will be used to fund the redemption of our public shares, and the private warrants will expire worthless. With certain limited exceptions, the founders shares and private units will be subject to the following transfer restrictions:

●	100% of the founders shares will not be transferable, assignable or salable by our initial shareholders, and will remain in escrow, until the earlier of (i) six months after the date of the consummation of our initial business combination and (ii) the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

●	With certain limited exceptions, the private units and underlying securities will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and warrants following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to their involvement in other special purpose acquisition companies seeking business combinations, but will agree in connection with that potential conflict not to file publicly a registration statement for another such company until our company signs an agreement for an initial business combination transaction without the consent of the BTIG and EarlyBirdCapital.

The conflicts described above may not be resolved in our favor.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we would obtain an opinion from an independent investment banking firm or from an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view.

In addition, our sponsor or any of its affiliates may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public shareholders for a vote, our initial shareholders will agree (and their permitted transferees will agree), pursuant to the terms of a letter agreement they will enter into with us, to vote their founders shares and any public shares held by them in favor of our initial business combination. Our directors and officers will also enter into the letter agreement, imposing similar obligations on them with respect to public shares acquired by them, if any.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect.

We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. We also intend to enter into indemnity agreements with them.

Our officers and directors will agree to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and will agree to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if we (i) have sufficient funds outside of the trust account or (ii) consummate an initial business combination. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11. Executive Compensation.

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Class A ordinary shares as of the date of this Annual Report by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding Class A ordinary shares;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Beneficial ownership is presented in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and generally reflects voting and/or investment power with respect to our ordinary shares. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of public or private warrants, as those warrants are not exercisable within 60 days of the date of this Annual Report.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned		Approximate Percentage of Issued and Outstanding Ordinary Shares(2)
5% or Greater Shareholders(3)
Counter Press Sponsor LLC(4)	2,592,666	(5)	22.9%
Directors and Executive Officers
Paul Conway (4)	2,592,666	(5)	22.9%
Michael Kalt(4)	2,592,666	(5)	22.9%
Randy Frankel	—		—
Andrew Friedman	—		—
Julie Uhrman	—		—
All officers and director as a group (five individuals)	2,592,666	(5)	22.9%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o 1981 Marcus Avenue, Suite 227, Lake Success, NY 11042.

(2)	Beneficial ownership percentage is calculated on the basis of 11,291,875 ordinary shares as of March 30, 2022.

(3)	Certain additional shareholders that have filed statements of beneficial ownership on Schedule 13G may be deemed to be the beneficial owners of 5% or more of our issued and outstanding Class A ordinary shares, including: Beryl Capital Management LLC and affiliated persons/entities (beneficially owning 745,000 Class A ordinary shares) and 683 Capital Management, LLC and affiliated persons/entities (beneficially owning 745,000 Class A ordinary shares).

(4)	Counter Press Sponsor LLC, our sponsor, is the record holder of the shares reported herein. Paul Conway and Michael Kalt have voting and dispositive power over the shares owned by our sponsor.

(5)	These shares consist of 2,156,250 founders shares and 436,416 private shares contained in the private units being purchased by the sponsor and/or its affiliates in a private placement that is occurring concurrently with the closing of our initial public offering.

We expect that at the time of any shareholder vote relating to our initial business combination, our sponsor, its affiliates, our management members and/or their permitted transferees will own approximately 22.9% of our issued and outstanding ordinary shares entitled to vote thereon. Prior to our initial business combination, only holders of our founders shares will have the right to vote on the appointment of directors, and holders of a majority of our founders shares may remove a member of the board of directors for any reason. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions. If we increase or decrease the size of our initial public offering, we will effect a capitalization or share repurchase or redemption or other appropriate mechanism, as applicable, with respect to our founders shares immediately prior to the consummation of our initial public offering in such amount as to maintain the number of founders shares at 20% of our issued and outstanding ordinary shares upon the consummation of our initial public offering (excluding the underwriter founder shares and the private shares).

Concurrently with the closing of our initial public offering (including the full exercise of the underwriters’ over-allotment option), our sponsor, BTIG and EarlyBirdCapital purchased, in the aggregate, 471,875 private units at a price of $10 per unit ($4,718,750) in a private placement. Our sponsor purchased 436,416 units and BTIG and EarlyBirdCapital purchased an aggregate of 35,459 units. Each private unit is comprised of one Class A ordinary share and one-half warrant. Each whole private warrant is exercisable to purchase one whole Class A ordinary share at $11.50 per share, subject to adjustment as provided herein. A portion of the purchase price of the private units was added to the net proceeds from our initial public offering held in the trust account pending our completion of our initial business combination. If we do not complete our initial business combination within the completion window, the proceeds of the sale of the private units held in the trust account will be used to fund the redemption of our public shares, and the private warrants will expire worthless. The private warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor or its permitted transferees: (1) they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; and (2) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

Our sponsor and our officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.

Transfers of Founders Shares and Private Warrants

The founders shares and private units (including Class A ordinary shares and private warrants comprising the private units) and any Class A ordinary shares issued upon conversion or exercise thereof (as applicable) are each subject to transfer restrictions pursuant to lock-up provisions in the letter agreement to be entered into by our initial shareholders with us. Those lock-up provisions provide that such securities are not transferable or salable:

(i) in the case of the founders shares:

(x) for 50% of those shares, until the earlier of (A) six months after the completion of our initial business combination or (B) subsequent to our initial business combination, when the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period; and

(y) for the other 50% of those shares, for the six months after the completion of our initial business combination transaction.

(All founders shares will also be released from lock-up, if sooner than the above, on the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.)

(ii) in the case of the private shares and private warrants included in the private units, and the Class A ordinary shares underlying such warrants, until 30 days after the completion of our initial business combination.

The above-described transfer restrictions are subject to an exception, in each case, for transfers (a) to our officers or directors, any affiliates or family members of our officers or directors, any members of our sponsor, or any affiliates of our sponsor, (b) in the case of an individual, by gift to a member of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family or an affiliate of such person, or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the securities were originally purchased; (f) in the event of our liquidation prior to our completion of our initial business combination; (g) by virtue of the laws of the Cayman Islands or our sponsor’s exempted limited partnership agreement, as amended, upon liquidation of our sponsor; or (h) in the event of our completion of a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction which results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination; provided, however, that in the case of clauses (a) through (e) or (g) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and by the same agreements entered into by our sponsor with respect to such securities (including provisions relating to voting, the trust account and liquidation distributions described elsewhere in this Annual Report).

The holders of the representative shares are subject to a lock-up restriction, which will remain in effect until three months after the completion of our initial business combination.

Registration Rights

The holders of the founders shares, private units (including private warrants), representative shares and warrants that may be issued on conversion of working capital loans (and any ordinary shares issuable upon the exercise of the private warrants or warrants issued upon conversion of the working capital loans and upon conversion of the founders shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of our initial public offering requiring us to register such securities for resale. The holders of these securities will be entitled to make up to two registration requests (subject to our reasonable best efforts to effect those registrations), excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. We will bear the expenses incurred in connection with the filing of any such registration statements.

Equity Compensation Plans

None of our officers or directors has received any cash compensation for services rendered to us. Each of our independent directors invested, prior to the closing of our initial public offering, as a limited partner holding a minority, non-controlling interest in our sponsor and therefore holds an indirect interest in the founders shares held by our sponsor’s subsidiary. In addition, our sponsor, officers and directors, and any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, we may pay a customary financial consulting fee to an affiliate of our sponsor, which will not be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination. We may pay such financial consulting fee in the event such party or parties provide us with specific target company, industry, financial or market expertise, as well as insights, relationships, services or resources that we believe are necessary in order to assess, negotiate and consummate an initial business combination. The amount of any such financial consulting fee we pay will be based upon the prevailing market for similar services for comparable transactions at such time, and will be subject to the review of our audit committee pursuant to the audit committee’s policies and procedures relating to transactions that may present conflicts of interest. Our audit committee will also review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

 We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In June 2021, our sponsor purchased 2,156,250 founders shares for an aggregate purchase price of $25,000, or approximately $0.0116 per share.

Our sponsor has purchased, in a private placement that closed simultaneously with the closing of our initial public offering, an aggregate of 436,416 private units, consisting of 436,416 private shares and 218,208 private warrants at a price of $10.00 per unit ($4,364,160 in the aggregate). Each private warrant is exercisable to purchase one whole ordinary share at $11.50 per share, subject to adjustment as provided herein. Our sponsor is permitted to transfer the private units held by it to certain permitted transferees, including our officers and directors and other persons or entities affiliated with or related to them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as our sponsor. Otherwise, these units will generally not be transferable or salable until 30 days after the completion of our initial business combination. The private warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor or its permitted transferees: (1) they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; and (2) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

We have entered into an administrative services agreement pursuant to which we will pay our sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of our initial business combination or our liquidation, we will cease paying any of these monthly fees. Accordingly, assuming the consummation of our initial business combination occurs on the final month of the completion window, our sponsor will be paid up to $180,000 in the aggregate for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

As more fully discussed in “Management — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, subject to their fiduciary duties under Cayman Islands law, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our officers and directors currently have and will in the future have certain relevant fiduciary duties or contractual obligations that may, subject to applicable law, take priority over their duties to us. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any bona-fide, documented out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers and directors, or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

 In June 2021, our sponsor agreed to loan us up to $150,000 to be used for a portion of the expenses of the initial public offering. These loans are non-interest bearing, unsecured and are due at the earlier of February 28, 2022, or the closing of the initial public offering. As of December 31, 2021, balance outstanding under the promissory note was $52,879. The promissory was repaid upon the closing of the initial public offering out of the offering proceeds not held in the trust account.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of those loans may be converted into units at a price of $10.00 per unit at the option of the lender. The units would be identical to the private units to be sold to our sponsor. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founders shares, private units, underwriter founder shares and warrants issued upon conversion of working capital loans (if any).

We have entered into indemnity agreements with each of our officers and directors, a form of which is to be filed as an exhibit to the registration statement of which this prospectus forms a part. Those agreements require us to indemnify those individuals to the fullest extent permitted under applicable Cayman Islands law and to hold harmless, exonerate and advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Related Party Transactions Policies

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interest, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the code of ethics that we have adopted is filed as an exhibit to Annual Report.

Our audit committee, pursuant to a written charter that we adopted prior to the consummation of our initial public offering, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Furthermore, no finder’s fees, reimbursements or cash payments will be made by us to our sponsor, officers or directors, or our or any of their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of our initial public offering and the sale of the private units held in the trust account prior to the completion of our initial business combination:

●	Repayment of an aggregate of up to $150,000 in loans that may be made to us by our sponsor to cover offering-related and organizational expenses;

●	Payment to our sponsor of up to $10,000 per month for office space, administrative and support services;

●	Payment of consulting, success or finder fees to our sponsor, officers, directors, initial shareholders or their affiliates in connection with the consummation of our initial business combination;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of those loans may be converted into units, at a price of $10.00 per unit at the option of the lender.

The above payments may be funded using the net proceeds of our initial public offering and the sale of the private units not held in the trust account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the trust account released to us in connection therewith.

Our audit committee reviews on a quarterly basis all payments that are made to our sponsor, officers or directors, or our or their affiliates.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Randy Frankel, Andrew Friedman, and Julie Uhrman, is an “independent director” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee and compensation committee will each entirely composed of independent directors meeting Nasdaq’s and the SEC’s additional requirements applicable to members of those committees. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to UHY LLP (“UHY”), for services rendered.

Audit Fees. Audit fees consist of fees that we paid for professional services rendered by UHY in connection with the audit of our consolidated annual financial statements and services that would normally be provided by UHY in connection with statutory and regulatory filings or engagements. Audit fees for the period from May 19, 2021 (inception) through December 31, 2021 were $38,188.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay UHY any audit-related fees for the period from May 19, 2021 (inception) through December 31, 2021.

Tax Fees. We paid UHY tax fees for the period from May 19, 2021 (Inception) through December 31, 2021 in the amount of $1,538.

All Other Fees. We did not pay UHY for other services for the period from May 19, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the effectiveness of our initial registration statement under the Securities Act. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 8, 2022, by and between the Company and BTIG, LLC and EarlyBirdCapital, Inc., as underwriters.(1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company.(2)
4.1	Specimen Unit Certificate.(3)
4.2	Specimen Class A Ordinary Share Certificate.(4)
4.3	Specimen Warrant Certificate.(5)
4.4	Warrant Agreement, dated February 8, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(6)
4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended*
10.1	Letter Agreement, dated February 8, 2022, by and among the Company, the Sponsor and the Company’s officers and directors.(7)
10.2	Investment Management Trust Agreement, dated February 8, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.(8)
10.3	Registration Rights Agreement, dated February 8, 2022, by and among the Company, the Sponsor and certain other security holders named therein.(9)
10.4	Administrative Services Agreement, dated February 8, 2022, by and between the Company and the Sponsor.(10)
10.5.1	Private Units Purchase Agreement, dated February 8, 2022, by and between the Company and the Sponsor.(11)
10.5.2	Private Units Purchase Agreement, dated February 8, 2022, by and between the Company and BTIG, LLC.(12)
10.5.3	Private Units Purchase Agreement, dated February 8, 2022, by and between the Company and EarlyBirdCapital, Inc.(13)
10.6	Indemnity Agreement, dated February 8, 2022, between the Company and Paul Conway.(14)
10.7	Indemnity Agreement, dated February 8, 2022, between the Company and Michael Kalt.(15)
10.8	Indemnity Agreement, dated February 8, 2022, between the Company and Randy Frankel.(16)
10.9	Indemnity Agreement, dated February 8, 2022, between the Company and Andrew Friedman.(17)
10.10	Indemnity Agreement, dated February 8, 2022, between the Company and Julie Uhrman.(18)
10.11	Promissory Note, executed on June 21, 2021, issued by the Registrant to Counter Press Sponsor LLC.(19)
10.12	First Amendment to Promissory Note, executed on December 17, 2021, issued by the Registrant to Counter Press Sponsor LLC.(20)
10.13	Form of Share Purchase Agreement, between the Registrant and BTIG, LLC.(21)
10.14	Form of Share Purchase Agreement, between the Registrant and EarlyBirdCapital, Inc.(22)
14.1	Code of Ethics*

31.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Incorporated herein by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022.
(2)	Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022.
(3)	Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333- 261788) filed with the SEC on January 27, 2022.
(4)	Incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333- 261788) filed with the SEC on January 27, 2022.
(5)	Incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333- 261788) filed with the SEC on January 27, 2022.
(6)	Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022.
(7)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022.
(8)	Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022.
(9)	Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022.
(10)	Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022.
(11)	Incorporated herein by reference to Exhibit 10.5.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022.
(12)	Incorporated herein by reference to Exhibit 10.5.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022.
(13)	Incorporated herein by reference to Exhibit 10.5.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022.
(14)	Incorporated herein by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022.
(15)	Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022.
(16)	Incorporated herein by reference to Exhibit 10.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022.
(17)	Incorporated herein by reference to Exhibit 10.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022.
(18)	Incorporated herein by reference to Exhibit 10.10 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 14, 2022.
(19)	Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333- 261788) filed with the SEC on January 27, 2022.
(20)	Incorporated herein by reference to Exhibit 10.8 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333- 261788) filed with the SEC on January 27, 2022.
(21)	Incorporated herein by reference to Exhibit 10.9 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333- 261788) filed with the SEC on January 27, 2022.
(22)	Incorporated herein by reference to Exhibit 10.10 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333- 261788) filed with the SEC on January 27, 2022.

*	Filed herewith.
**	Furnished herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2022.

Counter Press Acquisition Corporation

By:	/s/ Paul Conway
Name:	Paul Conway
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Paul Conway	Chief Executive Officer	March 30, 2021
Paul Conway	(Principal Executive Officer)

/s/ Michael Kalt	Chief Financial Officer	March 30, 2021
Michael Kalt	(Principal Financial and Accounting Officer)

/s/ Julie Uhrman	Director	March 30, 2021
Julie Uhrman

/s/ Randy Frankel	Director	March 30, 2021
Randy Frankel

/s/ Andrew Friedman	Director	March 30, 2021
Andrew Friedman

COUNTER PRESS ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholder of Counter Press Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Counter Press Acquisition Corporation (the “Company”) as of December 31, 2021, and the related statements of operations, shareholder’s equity, and cash flows as of and for the period from May 19, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from May 19, 2021 (inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ UHY LLP
We have served as the Company’s auditor since 2021.
Melville, New York
March 30, 2022
PCAOB ID Number 1195

COUNTER PRESS ACQUISITION CORPORATION

BALANCE SHEET

 DECEMBER 31, 2021

Assets
Deferred offering costs	$109,064
Total Assets	$109,064
Liabilities and Shareholder’s Equity
Promissory Note - Related Party	$52,879
Accrued offering costs and expenses	38,102
Total current liabilities	90,981
Commitments and Contingencies
Shareholder’s Equity
Preference shares, $0.0001 par value;1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (1)	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,156,250 shares issued and outstanding (2)	216
Additional paid-in capital	24,784
Accumulated deficit	(6,917)
Total shareholder’s equity	18,083
Total Liabilities and Shareholder’s Equity	$109,064

(1)	This number does not include 38,750 Class A ordinary shares (“Underwriter Founder Shares”) granted to the underwriters in advance of the IPO but subsequent to the date of these financial statements (see Notes 7 and 8).

(2)	This number includes an aggregate of up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). The underwriter founder shares are not subject to forfeiture if the underwriters’ over-allotment option is not exercised.

The accompanying notes are an integral part of these financial statements.

COUNTER PRESS ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

 FOR THE PERIOD FROM MAY 19, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation cost	$6,917
Net loss	$(6,917)
Weighted average ordinary shares outstanding, basic and diluted (1)	1,875,000
Basic and diluted net loss per share	$(0.00)

(1)	This number excludes an aggregate of up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). It also excludes 38,750 Underwriter Founder Shares issued to the underwriters in advance of the IPO but subsequent to the date of these financial statements (see Notes 7 and 8). The underwriter founder shares are not subject to forfeiture if the underwriters’ over-allotment option is not exercised.

The accompanying notes are an integral part of these financial statements.

COUNTER PRESS ACQUISITION CORPORATION

 STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

  FOR THE PERIOD FROM MAY 19, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholder’s
	Shares(1)	Amounts	Shares(2)	Amount	Capital	Deficit	Equity
Balance as of May 19, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	2,156,250	216	24,784	—	25,000
Net loss			—	—	—	(6,917)	(6,917)
Balance as of December 31, 2021	—	$—	2,156,250	$216	$24,784	$(6,917)	18,083

(1)	This number does not include 38,750 Class A ordinary shares (“Underwriter Founder Shares”) granted to the underwriters in advance of the IPO (see Notes 7 and 8).

(2)	This number includes an aggregate of up to 281,250 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). The underwriter founder shares are not subject to forfeiture if the underwriters’ over-allotment option is not exercised.

The accompanying notes are an integral part of these financial statements.

COUNTER PRESS ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 19, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net loss	$(6,917)
Adjustments to reconcile net loss to net cash used in operating activities
Formation cost paid by the Sponsor	6,917
Net cash used in operating activities	—
Net change in cash	—
Cash, beginning of period	—
Cash, end of the period	$—
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$18,323
Deferred offering costs included in accrued offerings costs and expenses	$38,102
Deferred offering costs paid by Sponsor under the promissory note	52,879

The accompanying notes are an integral part of these financial statements.

 COUNTER PRESS ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1—Organization, Business Operation and Going Concern

Counter Press Acquisition Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on May 19, 2021 whose purpose is to enter into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar Business Combination with one or more businesses or entities (the “Business Combination”). The Company has not selected any specific Business Combination target and it has not (nor has anyone on its behalf), initiated any substantive discussions, directly or indirectly, with any Business Combination target.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from May 19, 2021 (inception) through December 31, 2021 relates to the Company’s formation and the initial public Offering (“Initial Public Offering” or “IPO”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Counter Press Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective on February 8, 2022 (the “Effective Date”). On February 11, 2022, the Company consummated the IPO of 8,625,000 units at $10.00 per unit (the “Units”), generating gross proceeds of $86,250,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO and the issuance and sale of the Units, the Company consummated in the aggregate, the sale of 471,875 units (the “Private Units”) at a price of $10.00 per Private Unit, to the Sponsor, EarlyBirdCapital, Inc. (“EBC”) and BTIG, LLC (“BTIG”).

Transaction costs amounted to $4,949,909 consisting of $1,725,000 of underwriting commissions, $3,018,750 of deferred underwriting commissions and $206,159 of other cash offering costs.

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding taxes payable on the interest earned on the Trust Account) at the time of signing a definitive agreement in connection with the Business Combination. The Company will complete the initial Business Combination only if the post-transaction company in which its public shareholders own shares will own or acquire 50% or more of the issued and outstanding voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Following the closing of the IPO on February 11, 2022, $87,543,750 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Units was placed in a Trust Account and, will be held in a U.S.-based trust account (“Trust Account”) and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Based on current interest rates, the Company estimates that the interest earned on the Trust Account will be approximately $17,509 per year, assuming no exercise of the underwriters’ overallotment option and an interest rate of 0.02% per year, following the investment of such funds in specified U.S. government treasury bills or in specified money market funds. Except with respect to the exceptions described below, the proceeds from the IPO and the sale of the private units will not be released from the Trust Account until the earliest of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem the public shares if the Company does not complete the initial Business Combination within Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity; and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within Combination Period, subject to applicable law. The net proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of its public shareholders. Therefore, there is no guarantee that investors will receive $10.15 per share upon redemption.

The Company will provide its shareholders with the opportunity to sell their shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of amounts required to pay its income and franchise taxes), in each case subject to the limitations described herein. The decision as to whether the Company will seek shareholder approval of its proposed Business Combination or allow shareholders to sell their shares to the Company in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval. If the Company determine to engage in a tender offer, the Company will file tender offer documents which will contain substantially the same financial and other information about the initial Business Combination as is required under the SEC’s proxy rules.

The Company will provide its public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable) divided by the number of then issued and outstanding public shares.

The ordinary shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will have 12 months from the closing of the IPO to complete the initial Business Combination (the “Combination Period”), the Company may, at the Sponsor’s option, extend the period of time to consummate a Business Combination up to two times without shareholder approval, each for an additional three months (for a total of up to 18 months to complete a Business Combination) (each such three-month period, an “Extension Period”) or during any Extension Period. If the Company is unable to complete the initial Business Combination within the completion window, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the initial Business Combination within Combination Period.

The Sponsor, officers and directors will enter into a letter agreement with the Company, pursuant to which they will agree (A) to waive their redemption rights with respect to their shares in connection with the completion of the initial Business Combination and (B) to waive their rights to liquidating distributions from the Trust Account with respect to their founders and private shares if the Company fails to complete the initial Business Combination within Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the prescribed time frame), as described herein and in the Company’s amended and restated memorandum and articles of association.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent auditors) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.15 per public share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. Because the Company is a blank check company, rather than an operating company, and the Company’s operations will be limited to searching for prospective target businesses to acquire, the only third parties the Company currently expect to engage would be vendors such as lawyers, investment bankers, computer or information and technical services providers or prospective target businesses.

Liquidity and Capital Resources

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year from the issuance date of this financial statement.

The Company’s liquidity needs up to December 31, 2021 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $150,000 (see Note 5). The promissory note was fully repaid as of February 11, 2022. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Upon closing of the IPO on February 11, 2022, the Company had approximately $1,500,000 in its operating bank accounts and working capital of approximately $1,508,000.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

Note 2—Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non- emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At December 31, 2021, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Deferred Offering Costs

The Company complies with the requirements of the FASB ASC 340-10-S99-1. Deferred offering costs consist of legal and accounting expenses incurred through the balance sheet date that are directly related to the IPO.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value on the balance sheet with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrants

The Company will account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants will be recognized as a non-cash gain or loss on the statements of operations.

The Company will account for the Public and Private Placement Warrants issued concurrently in connection with the IPO in accordance with ASC 815-40,” Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815-40”), under which the Public and Private Placement Warrants meet the criteria for equity classification and will be accounted for as such on the date of issuance and each balance sheet date thereafter.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on May 19, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3—Initial Public Offering

On February 11, 2022, the Company consummated its IPO of 8,625,000 Units, at a price of $10.00 per Unit, generating gross proceeds to the Company of $86,250,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. Each warrant will become exercisable 30 days after the completion of an initial business combination and will expire on the fifth anniversary of the Company’s completion of an Initial Business Combination or earlier upon redemption or liquidation.

Note 4—Private Placement

Simultaneously with the consummation of the IPO and the issuance and sale of the Units, the Company consummated in the aggregate 471,875 units (the “Private Units”) at a price of $10.00 per unit, each comprised of one Class A ordinary share and one-half of a warrant (“Private Warrant”). These private units sold at a price of $10.00 per unit for gross proceeds of $4,718,750. The Sponsor purchased 436,416 of the private units and BTIG and EBC collectively purchased 35,459 of the private units. Each private unit is comprised of one private share and one-half of a warrant.

A portion of the proceeds from the Private Placement Warrants will be added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Note 5—Related Party Transactions

Founder Shares

On June 23, 2021, the Sponsor paid $25,000, or approximately $0.012 per share, to cover certain offering costs in consideration for 2,156,250 Class B ordinary shares, par value $0.0001. Up to 281,250 shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. The underwriter founder shares are not subject to forfeiture if the underwriters’ over-allotment option is not exercised.

Subject to customary, minor exceptions, the Company’s Sponsor, as well as its officers and directors, will agree not to transfer, assign or sell any of their founders shares, and to maintain their founders shares in escrow, until six months after the date of the consummation of the initial Business Combination (all founder shares will also be released from escrow and lock-up, if sooner than the above, on the date on which the Company consummate a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction after the initial Business Combination that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property).

Subject to customary, minor exceptions, the holders of the underwriter founder shares will agree not to transfer, assign or sell any such shares without the Company’s prior written consent until the completion of the initial Business Combination.

Subject to customary, minor exceptions, all of the holders of private shares will agree not to transfer, assign or sell any of their private shares until the completion of the initial Business Combination.

Promissory Note—Related Party

In June 2021, the Sponsor agreed to loan the Company up to $150,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of February 28, 2022, or the closing of the IPO. As of December 31, 2021, $52,879 was outstanding under the promissory note. It was was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close. The Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

Commencing on the Effective Date, the Company will enter into an administrative services agreement pursuant to which it will pay the Sponsor up to $10,000 per month for office space, administrative and support services, for up to the 15-month period, which includes the automatic three-month extension period. Upon completion of the Business Combination or the Company’s liquidation, it will cease paying these monthly fees.

Note 6—Commitments & Contingencies

Registration Rights

The holders of the founders shares, private units (including private warrants), Underwriter Founder Shares and warrants that may be issued on conversion of Working Capital Loans (and any ordinary shares issuable upon the exercise of the private warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the founders shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the IPO requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to two demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to its completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company will grant the underwriters a 45-day option from the date of the IPO to purchase up to an additional 1,125,000 units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The underwriters will be entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO, or $1,725,000. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.

Note 7—Shareholder’s Equity

Underwriter Founder Shares

In January 2022, prior to the consummation of the IPO, the Company issued to BTIG and EBC and its designees an aggregate of 38,750 Class A ordinary shares (the “Underwriter Founder Shares”) for generating gross proceeds of $450. The Company accounted for the Underwriter Founder Shares as an expense of the IPO, resulting in a charge directly to Shareholders Equity.

In addition, the holders of the Underwriter Founder Shares will agree (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to such shares if the Company fails to complete the initial Business Combination within the completion window.

The Underwriter Founder Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the public offering pursuant to Rule 5110(e)(1) of the FINRA Manual. Pursuant to FINRA Rule 5110(e)(1), these securities will not be sold during the offering, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales of the public offering, except to any underwriter and selected dealer participating in the offering and their officers or partners, registered persons or affiliates provided that all securities so transferred remain subject to the lockup restriction above for the remainder of the time period.

Preference shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were no Class A ordinary shares issued and outstanding.

Class B ordinary shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. As of December 31, 2021, there were 2,156,250 Class B ordinary shares issued and outstanding. Of the 2,156,250 Class B ordinary shares, an aggregate of up to 281,250 shares are subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the IPO. As of February 11, 2022, the over-allotment option was fully exercised and such shares are not subject to forfeiture.

Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Companies Act, the Company’s amended and restated memorandum and articles of association or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any matter voted on by its shareholders. Approval of certain actions will require a special resolution under Cayman Islands law and pursuant to the Company’s amended and restated memorandum and articles of association; such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. Directors are appointed for a term of two years. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the Founder Shares purchased prior to the IPO that are voted for the appointment of directors can appoint all of the directors prior to the initial Business Combination. The Company’s shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.

The Founder Shares will automatically convert into Class A ordinary shares on the first business day following the completion of the initial Business Combination on a one-for-one basis, subject to adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued in excess of the amounts issued in the IPO and related to the closing of the initial Business Combination, the ratio at which founders shares will convert into Class A ordinary shares will be adjusted (subject to waiver by holders of a majority of the Class B ordinary shares then in issue) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of its ordinary shares issued and outstanding upon the completion of the IPO plus the number of Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (net of redemptions), (excluding the underwriter founder shares and the private shares).

Public Warrants—Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The warrants will become exercisable 30 days following the completion of the Business Combination. The warrants will expire at 5:00 p.m., New York City time, five years after the completion of the Business Combination, or earlier upon redemption. No warrants were outstanding as of December 31, 2021.

In addition, if (x) the Company issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by its board of directors, and in the case of any such issuance to the Sponsor, initial shareholders or their affiliates, without taking into account any founders shares held by them prior to such issuance) (which the Company refer to as the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummate the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the Newly Issued Price and the $18.00 per share redemption trigger price described below under “Redemption of warrants” will be adjusted (to the nearest cent) to be equal to 180% of the greater of (i) the Market Value or (ii) the Newly Issued Price.

No warrants will be exercisable for cash unless the registration statement of which this prospectus forms a part (or a different registration statement covering the Class A ordinary shares issuable upon exercise of the warrants) is then in effect and this prospectus (or such other prospectus that is part of such other registration statement) is then current. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not then in effect during the period beginning 60 business days following the consummation of the initial Business Combination, warrant holders may, during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Redemption of warrants. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “Redemption Period”)

●	if, and only if, the last sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like, or as described above under “Exercise price of warrants”) for any 20 trading days within a 30-trading day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which the Company send the notice of redemption to the warrant holders; and

●	there is a current registration statement in effect with respect to the Class A ordinary shares underlying such warrants.

Private Placement Warrants— The private warrants are identical to the warrants sold as part of the units in this offering except that, so long as they are held by the Company’s sponsor or its permitted transferees: (1) they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Company’s sponsor until 30 days after the completion of the initial Business Combination; and (2) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

Note 8—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

