Form 10-Q
period 2022-03-31
Counter Press Acquisition Corp
filed 2022-05-13
CIK 1873964

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

          (Mark One)

  ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2022

   ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ___________ to ___________

                Commission file number: 001-41274

Counter Press Acquisition Corporation

 (Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1981 Marcus Avenue, Suite 227

 Lake Success, NY 11042

(Address of principal executive offices)

(718) 775-3013

 (Registrant’s telephone number, including area code)

N/A

 (Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 13, 2022, there were 5,102,718 Class A ordinary shares, $0.0001 par value and 2,156,250 Class B ordinary shares, $0.0001 par value, issued and outstanding.

COUNTER PRESS ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTER PRESS ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$645,882	$—
Prepaid expenses	452,407	—
Due from related party	7,500	—
Total Current Assets	1,105,789	—

Deferred offering costs	—	109,064
Investment held in Trust Account	87,550,251	—
Total Assets	$88,656,040	$109,064

Liabilities, Class A Ordinary shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity
Current liabilities:
Accrued offering costs and expenses	$28,678	$38,102
Promissory note - related party	—	52,879
Total Current Liabilities	28,678	90,981
Deferred underwriters’ discount	3,018,750	—
Total Liabilities	3,047,428	90,981

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 8,625,000 and no shares at redemption value of $10.15 per share as of March 31, 2022 and December 31, 2021	87,543,750	—

Shareholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 510,625 and no shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	51	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,156,250 shares issued and outstanding as of March 31, 2022 and December 31, 2021	216	216
Additional paid-in capital	—	24,784
Accumulated deficit	(1,935,405)	(6,917)
Total shareholders’ (deficit) equity	(1,935,138)	18,083
Total Liabilities, Class A Ordinary shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity	$88,656,040	$109,064

The accompanying notes are an integral part of the condensed financial statements.

COUNTER PRESS ACQUISITION CORPORATION

 UNAUDITED CONDENSED STATEMENT OF OPERATIONS

Three Months Ended March 31,
2022
Operating and formation costs	$435,263
Loss from operations	(435,263)

Other income:
Interest earned on marketable securities held in Trust Account	6,501
Total other income	6,501

Net loss	$(428,762)

Weighted average shares outstanding, Class A ordinary shares subject to redemption	4,600,000

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.55

Weighted average shares outstanding, ordinary shares	2,428,583

Basic and diluted net loss per share, ordinary shares	$(1.22)

The accompanying notes are an integral part of the unaudited condensed financial statements.

COUNTER PRESS ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2022	—	$—	2,156,250	$216	$24,784	$(6,917)	$18,083

Sale of 471,875 Private Units net of allocated offering costs	471,875	47	—	—	4,718,703	—	4,718,750

Fair value of 4,312,500 Public Warrants net of allocated offering costs	—	—	—	—	1,911,303	—	1,911,303

Issuance of 38,750 Underwriter Founder Shares	38,750	4	—	—	446	—	450

Accretion of carrying value to redemption value	—	—	—	—	(6,655,236)	(1,499,726)	(8,154,962)

Net loss	—	—	—	—	—	(428,762)	(428,762)

Balance – March 31, 2022	510,625	$51	2,156,250	$216	$—	$(1,935,405)	$(1,935,138)

The accompanying notes are an integral part of the unaudited condensed financial statements.

COUNTER PRESS ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

Three Months Ended March 31,
2022
Cash Flows from Operating Activities:
Net loss	$(428,762)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(6,501)
Changes in operating assets and liabilities:
Prepaid expenses	(452,407)
Accrued expenses	(9,424)
Due from related party	(7,500)
Net cash used in operating activities	(904,594)

Cash Flows from Investing Activities:
Investment held in Trust Account	(87,543,750)
Net cash used in investing activities	(87,543,750)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	84,525,000
Proceeds from sale of Private Units	4,718,750
Issuance of Underwriter Founder Shares	450
Proceeds from issuance of promissory note to related party	25,635
Repayment of promissory note – related party	(175,609)
Net cash provided by financing activities	89,094,226

Net Change in Cash	645,882
Cash – Beginning of period	—
Cash – End of period	$645,882

Non-Cash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$3,018,750
Deferred offering costs paid by the promissory note	$97,095
Initial value of ordinary shares subject to possible redemption	$87,543,750
Accretion of carrying value to redemption value	$8,154,962

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOTES TO COUNTER PRESS ACQUISITION CORPORATION

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

NOTE 1. ORGANIZATION, BUSINESS OPERATIONS

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from May 19, 2021 (inception) through March 31, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO was declared effective on February 8, 2022 (the “Effective Date”). The Company’s sponsor is Counter Press Sponsor LLC, a Cayman Islands limited liability company (the “Sponsor”). On February 11, 2022, the Company consummated the IPO of 8,625,000 units (including the full exercise of the underwriter’s overallotment option of 1,125,000 units) at $10.00 per unit (the “Units”), generating gross proceeds of $86,250,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO and the issuance and sale of the Units, the Company consummated in the aggregate, the sale of 471,875 units (the “Private Units”) at a price of $10.00 per Private Unit, to the Sponsor, EarlyBirdCapital, Inc. (“EBC”) and BTIG, LLC (“BTIG”).

As of February 11, 2022, transaction costs amounted to $4,949,909 consisting of $1,725,000 of underwriting commissions, $3,018,750 of deferred underwriting commissions and $206,159 of other cash offering costs.

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

Following the closing of the IPO on February 11, 2022, $87,543,750 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Units was placed in a Trust Account and, will be held in a U.S.-based trust account (“Trust Account”) and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Based on current interest rates, the Company estimates that the interest earned on the Trust Account will be approximately $17,509 per year, assuming no exercise of the underwriters’ overallotment option and an interest rate of 0.02% per year, following the investment of such funds in specified U.S. government treasury bills or in specified money market funds. Except with respect to the exceptions described below, the proceeds from the IPO and the sale of the private units will not be released from the Trust Account until the earliest of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem the public shares if the Company does not complete the initial Business Combination within Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity; and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within Combination Period (as defined below), subject to applicable law. The net proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of its public shareholders. Therefore, there is no guarantee that investors will receive $10.15 per share upon redemption.

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

NOTES TO COUNTER PRESS ACQUISITION CORPORATION

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

The Company will have 12 months from the closing of the IPO to complete the initial Business Combination (the “Combination Period”), the Company may, at the Sponsor’s option, extend the period of time to consummate a Business Combination up to two times without shareholder approval, each for an additional three months (for a total of up to 18 months to complete a Business Combination) (each such three-month period, an “Extension Period”) or during any Extension Period. If the Company is unable to complete the initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of its remaining shareholders and its board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete the initial Business Combination within Combination Period.

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

The Company’s liquidity needs up to the closing of the IPO on February 11, 2022 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $150,000 (see Note 5). The promissory note was fully repaid as of the closing of the IPO.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors committed to provide the Company with Working Capital Loans up to $1,500,000, as defined later (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

NOTES TO COUNTER PRESS ACQUISITION CORPORATION

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Current Report on Form 8-K, as filed with the SEC on February 17, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Emerging Growth Company

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

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investment Held in Trust Account

As of March 31, 2022, the Company had $87,550,251 in investment held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At March 31, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Offering Costs Associated with IPO

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. As of March 31, 2022, offering costs amounted to $4,949,909 consisting of $1,725,000 of underwriting fees, $3,018,750 of deferred underwriting fees, and $206,159 of other offering costs. The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. The Company allocates offering costs between public shares and public warrants based on the estimated fair values of public shares and public warrants at the date of issuance.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

NOTES TO COUNTER PRESS ACQUISITION CORPORATION

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 202

As of March 31, 2022, the Class A ordinary shares reflected in the balance sheet is reconciled in the following table:

Gross Proceeds	$86,250,000
Less:
Proceeds allocated to public warrants	(2,027,672)
Issuance costs related to Class A ordinary shares	(4,833,540)
Plus:
Accretion of carrying value to redemption value	8,154,962
Contingently redeemable Class A ordinary shares	$87,543,750

Fair Value Measurements

The fair value of the Company’s assets and liabilities, excluding the warrant liability, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement (“ASC 820”), approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value on the balance sheets with changes in the fair value reported in the statement of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Warrants

The Company accounts for warrants in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging”. Under ASC 815-40 warrants that meet the criteria for equity treatment are recorded in shareholders’ equity. The warrants are subject to re-evaluation of the proper classification and accounting treatment at each reporting period. If the warrants no longer meet the criteria for equity treatment, they will be recorded as a liability and remeasured each period with changes recorded in the statement of operations.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary shares is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 4,548,438 Class A ordinary shares in the aggregate. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary shares is the same as basic net loss per ordinary shares for the periods presented.

NOTES TO COUNTER PRESS ACQUISITION CORPORATION

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 202

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

Three Months Ended March 31, 2022
Net loss	$(428,762)
Accretion of temporary equity to redemption value	(8,154,962)
Net loss including accretion of temporary equity to redemption value	$(8,583,724)

	Three Months Ended March 31, 2022
	Redeemable	Non-redeemable
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(5,617,794)	$(2,965,930)
Accretion of temporary equity to redemption value	8,154,962	—
Allocation of net income (loss)	$2,537,168	$(2,965,930)

Denominator:
Weighted-average shares outstanding	4,600,000	2,428,583
Basic and diluted net income (loss) per share	$0.55	$(1.22)

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

NOTE 3. PUBLIC OFFERING

On February 11, 2022, the Company consummated its IPO of 8,625,000 Units (including the full exercise of the underwriter’s overallotment option of 1,125,000 units), at a price of $10.00 per Unit, generating gross proceeds to the Company of $86,250,000. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Public Warrants”). Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share. Each warrant will become exercisable 30 days after the completion of an initial business combination and will expire on the fifth anniversary of the Company’s completion of an Initial Business Combination or earlier upon redemption or liquidation.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the consummation of the IPO and the issuance and sale of the Units, the Company consummated in the aggregate 471,875 units (the “Private Units”) at a price of $10.00 per unit, each comprised of one Class A ordinary share and one-half of a warrant (“Private Warrant”). These private units will be sold at a price of $10.00 per unit for gross proceeds of $4,718,750. The Sponsor purchased 436,416 of the private units and BTIG and EBC collectively purchased 35,459 of the private units. Each private unit is comprised of one private share and one-half of a warrant. A portion of the proceeds from the Private Placement Warrants will be added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTES TO COUNTER PRESS ACQUISITION CORPORATION

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 202

Each private unit is comprised of one private share and one-half of a warrant. Each whole private warrant is exercisable to purchase one ordinary share at $11.50.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 23, 2021, the Sponsor paid $25,000, or approximately $0.012 per share, to cover certain offering costs in consideration for 2,156,250 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). Up to 281,250 shares are subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option is exercised. The underwriter founder shares are not subject to forfeiture if the underwriters’ over-allotment option is not exercised.

Subject to customary, minor exceptions, the Company’s Sponsor, as well as its officers and directors, will agree not to transfer, assign or sell any of their founders shares, and to maintain their founders shares in escrow, until six months after the date of the consummation of our initial business combination (all founder shares will also be released from escrow and lock-up, if sooner than the above, on the date on which we consummate a liquidation, merger, amalgamation, share exchange, reorganization or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property).

Subject to customary, minor exceptions, the holders of the underwriter founder shares will agree not to transfer, assign or sell any such shares without our prior written consent until the completion of our initial business combination.

Subject to customary, minor exceptions, all of the holders of private shares will agree not to transfer, assign or sell any of their private shares until the completion of our initial business combination.

Due from related party

As of March 31, 2022, the Company had $7,500 of due from related party, which consisted of $25,000 overpayment to the Sponsor and offset by the accrual of $17,500 of administrative services fees. As of December 31, 2021, the Company had none of due from related party.

Promissory Note-Related Party

In June 2021, the Sponsor agreed to loan the Company up to $150,000 to be used for a portion of the expenses of the IPO. These loans are non-interest bearing, unsecured and are due at the earlier of February 28, 2022, or the closing of the IPO. The loan was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of March 31, 2022 and December 31, 2021, nil and $52,879 were outstanding under the promissory note, respectively.

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close. The Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

Commencing on the Effective Date, the Company will enter into an administrative services agreement pursuant to which it will pay the Sponsor up to $10,000 per month for office space, administrative and support services, for up to the 15-month period, which includes the automatic three-month extension period. Upon completion of the Business Combination or the Company’s liquidation, it will cease paying these monthly fees. For the three months ended March 31, 2022, the Company incurred $17,500 in fees for these services , of which such amount offset due from related party.

NOTES TO COUNTER PRESS ACQUISITION CORPORATION

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 202

NOTE 6. COMMITMENTS & CONTINGENCIES

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

Underwriters Agreement

The Company granted the underwriters a 45-day option from the date of the IPO to purchase up to an additional 1,125,000 units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On February 11, 2021, the underwriters fully exercised their over-allotment option to purchase an additional 1,125,000 Units.

The underwriters were entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO, or $1,725,000. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.

NOTE 7. SHAREHOLDERS’ DEFICIT

Underwriter Founder Shares

In January, prior to the consummation of the IPO, the Company issued to BTIG and EBC and its designees an aggregate of 38,750 Class A ordinary shares (the “Underwriter Founder Shares”) for generating gross proceeds of $450. The Company accounted for the Underwriter Founder Shares as an expense of the IPO, resulting in a charge directly to Shareholders Equity.

In addition, the holders of the Underwriter Founder Shares will agree (i) to waive their conversion rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of our initial business combination and (ii) to waive their rights to liquidating distributions from the trust account with respect to such shares if we fail to complete our initial business combination within the completion window.

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

Preference shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A ordinary shares-The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022, there were 510,625 shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption). As of December 31, 2021, there were no Class A ordinary shares issued and outstanding.

Class B ordinary shares-The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. As of March 31, 2022 and December 31, 2021, there were 2,156,250 Class B ordinary shares issued and outstanding.

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

NOTES TO COUNTER PRESS ACQUISITION CORPORATION

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 202

Public Warrants — As of March 31, 2022, there were 4,312,500 Public Warrants outstanding. As of December 31, 2021, there were no Public Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The warrants will become exercisable 30 days following the completion of the Business Combination. The warrants will expire at 5:00 p.m., New York City time, five years after the completion of the Business Combination, or earlier upon redemption.

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

Private Placement Warrants- At March 31, 2022, there were 235,938 Private Placement Warrants outstanding. As of December 31, 2021, there were no Private Placement Warrants outstanding. The private warrants are identical to the warrants sold as part of the units in this offering except that, so long as they are held by our sponsor or its permitted transferees: (1) they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; and (2) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

NOTES TO COUNTER PRESS ACQUISITION CORPORATION

UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 202

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2022, investment held in the Trust Account were comprised of $87,550,251 in money market funds which are invested primarily in U.S. Treasury Securities. Through March 31, 2022, the Company withdrew $6,501 of interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$87,550,251

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Counter Press Acquisition Corporation, references to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Counter Press Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Although we raised $86,250,000 of gross proceeds, in the aggregate, from our initial public offering in February 2022, and additional $4,718,750 of gross proceeds, in the aggregate, from our private placements consummated concurrently with the closing of our initial public offering, we expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 11, 2022 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $428,762, which consists of operating costs of $435,263 and offset by interest income on investment held in the Trust Account of $6,501.

Liquidity and Capital Resources

On February 11, 2022, we consummated the IPO of 8,625,000 Units at $10.00 per Unit, generating gross proceeds of $86,250,000. Simultaneously with the closing of the IPO and the issuance and sale of the Units, we consummated in the aggregate, the sale of 471,875 Private Units at a price of $10.00 per Private Unit, to the Sponsor, EBC and BTIG.

Following the Initial Public Offering, and the sale of the Private Units, a total of $87,543,750 was placed in the Trust Account. We incurred $4,949,909 in Initial Public Offering related costs, including $1,725,000 of underwriting commissions, $3,018,750 of deferred underwriting commissions and $206,159 of other cash offering costs.

For the three months ended March 31, 2022, cash used in operating activities was $904,594. Net loss of $428,762 was affected by interest earned on investment held in the Trust Account of $6,501, and changes in operating assets and liabilities of $469,331.

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

The Company’s liquidity needs up to the closing of the IPO on February 11, 2022 had been satisfied through a payment from the Sponsor of $25,000 (see Note 5) for the Founder Shares to cover certain offering costs and the loan under an unsecured promissory note from the Sponsor of $150,000. The promissory note was fully repaid as of the closing of the IPO.

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors committed to provide the Company with Working Capital Loans up to $1,500,000, as defined later (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay the Sponsor up to $10,000 per month for office space, administrative and support services, for up to the 15-month period, which includes the automatic three-month extension period. We began incurring these fees on February 8, 2022 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a cash underwriting discount of two percent (2%) of the gross proceeds of the IPO, or $1,725,000. Additionally, the underwriters will be entitled to a deferred underwriting discount of 3.5% of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary shares is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 4,548,438 Class A ordinary shares in the aggregate. As of March 31, 2022, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted net loss per ordinary shares is the same as basic net loss per ordinary shares for the periods presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on May 19, 2021 (inception). Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022 our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022. As of the date of this Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC, except as described below.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete a business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time-consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete a Business Combination and results of operations of target business with which we may ultimately consummate a Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. These rules, if adopted, whether in the form proposed or in revised form, and certain interpretations expressed by the SEC in connection therewith, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 11, 2022, we consummated the Initial Public Offering of 8,625,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $86,250,000. EBC and BTIG acted as joint book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-261788). The SEC declared the registration statements effective on February 8, 2021.

Simultaneous with the consummation of the Initial Public Offering, the Sponsor, EBC, and BTIG consummated the private placement of an aggregate of 471,875 Private Units at a price of $10.00 per Private Unit, generating total proceeds of $4,718,750. Each private unit is comprised of one private share and one-half of a warrant. Each whole private warrant is exercisable to purchase one ordinary share at $11.50. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Units, an aggregate of $87,543,750 was placed in the Trust Account.

We paid a total of $1,725,000 in underwriting discounts and commissions and $206,159 other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
4.1	Warrant Agreement, dated February 8, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (1)
4.2	Specimen Unit Certificate. (2)
4.3	Specimen Class A Ordinary Share Certificate. (3)
4.4	Specimen Warrant Certificate. (4)
10.1	Letter Agreement, dated February 8, 2022, by and among the Company, the Sponsor and the Company’s officers and directors. (1)
10.2	Investment Management Trust Agreement, dated February 8, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (1)

10.3	Registration Rights Agreement, dated February 8, 2022, by and among the Company, the Sponsor and certain other security holders named therein. (1)
10.4	Administrative Services Agreement, dated February 8, 2022, by and between the Company and the Sponsor. (1)
10.5.1	Private Units Purchase Agreement, dated February 8, 2022, by and between the Company and the Sponsor. (1)
10.5.2	Private Units Purchase Agreement, dated February 8, 2022, by and between the Company and BTIG, LLC. (1)
10.5.3	Private Units Purchase Agreement, dated February 8, 2022, by and between the Company and EarlyBirdCapital, Inc. (1)
10.6	Indemnity Agreement, dated February 8, 2022, between the Company and Paul Conway. (1)
10.7	Indemnity Agreement, dated February 8, 2022, between the Company and Michael Kalt. (1)
10.8	Indemnity Agreement, dated February 8, 2022, between the Company and Randy Frankel. (1)
10.9	Indemnity Agreement, dated February 8, 2022, between the Company and Andrew Friedman. (1)
10.10	Indemnity Agreement, dated February 8, 2022, between the Company and Julie Uhrman. (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 8, 2022 and incorporated by reference herein.
(2)	Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-261788) filed with the SEC on January 27, 2022.
(3)	Incorporated herein by reference to Exhibit 4.2 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-261788) filed with the SEC on January 27, 2022.
(4)	Incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registrant Statement on Form S-1 (Registration No. 333-261788) filed with the SEC on January 27, 2022.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Counter Press Acquisition Corporation

Date: May 13, 2022	By:	/s/ Paul Conway
	Name:	Paul Conway
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ Michael Kalt
	Name:	Michael Kalt
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)