Form 10-Q
period 2022-09-30
Counter Press Acquisition Corp
filed 2022-11-14
CIK 1873964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, there were 7,092,141 Class A ordinary shares, $0.0001 par value and 2,156,250 Class B ordinary shares, $0.0001 par value, issued and outstanding.

COUNTER PRESS ACQUISITION CORPORATION

 FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Unaudited Condensed Balance Sheets as of September 30, 2022 and December 31, 2021	1
Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from May 19, 2021 (inception) through September 30, 2021	2
Unaudited Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from May 19, 2021 (inception) through September 30, 2021	3
Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from May 19, 2021 (inception) through September 30, 2021	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	17
Item 4. Controls and Procedures	17
PART II. OTHER INFORMATION	18
Item 1. Legal Proceedings	18
Item 1A. Risk Factors	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	19
PART III. SIGNATURES	21

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

COUNTER PRESS ACQUISITION CORPORATION

  CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$513,081	$—
Prepaid expenses	209,973	—
Total Current Assets	723,054	—

Deferred offering costs	—	109,064
Investment held in Trust Account	88,070,429	—
Total Assets	$88,793,483	$109,064

Liabilities, Class A Ordinary shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity
Current liabilities:
Accrued offering costs and expenses	$19,344	$38,102
Due to related party	51,775	—
Promissory note - related party	—	52,879
Total Current Liabilities	71,119	90,981

Deferred underwriters’ discount	3,018,750	—
Total Liabilities	3,089,869	90,981

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 8,625,000 and no shares at redemption value of $10.15 per share as of September 30, 2022 and December 31, 2021, respectively	87,543,750	—

Shareholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 510,625 and no shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021, respectively	51	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 2,156,250 shares issued and outstanding as of September 30, 2022 and December 31, 2021	216	216
Additional paid-in capital	—	24,784
Accumulated deficit	(1,840,403)	(6,917)
Total shareholders’ (deficit) equity	(1,840,136)	18,083
Total Liabilities, Class A Ordinary shares Subject to Possible Redemption, and Shareholders’ (Deficit) Equity	$88,793,483	$109,064

The accompanying notes are an integral part of the condensed financial statements.

COUNTER PRESS ACQUISITION CORPORATION

  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from May 19, 2021 (Inception) through September 30,
	2022	2021	2022	2021

Operating and formation costs	$239,557	$—	$860,439	$6,677
Loss from operations	(239,557)	—	(860,439)	(6,677)

Other income:
Interest earned on marketable securities held in Trust Account	395,842	—	526,679	—
Total other income	395,842	—	526,679	—

Net income (loss)	$156,285	$—	$(333,760)	$(6,677)

Weighted average shares outstanding, Class A ordinary shares subject to redemption	8,625,000	—	7,298,077	—
Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.01	$—	$0.26	$—

Weighted average shares outstanding, ordinary shares	2,666,875	—	2,588,317	1,875,000
Basic and diluted net income (loss) per share, ordinary shares	$0.01	$—	$(0.86)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

COUNTER PRESS ACQUISITION CORPORATION

 UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	—	$—	2,156,250	$216	$24,784	$(6,917)	$18,083

Sale of 471,875 Private Units net of allocated offering costs	471,875	47	—	—	4,718,703	—	4,718,750

Fair value of 4,312,500 Public Warrants net of allocated offering costs	—	—	—	—	1,911,303	—	1,911,303

Issuance of 38,750 Underwriter Founder Shares	38,750	4	—	—	446	—	450

Accretion of carrying value to redemption value	—	—	—	—	(6,655,236)	(1,499,726)	(8,154,962)

Net loss	—	—	—	—	—	(428,762)	(428,762)

Balance – March 31, 2022	510,625	51	2,156,250	216	—	(1,935,405)	(1,935,138)

Net loss	—	—	—	—	—	(61,283)	(61,283)

Balance – June 30, 2022	510,625	51	2,156,250	216	—	(1,996,688)	(1,996,421)

Net income	—	—	—	—	—	156,285	156,285

Balance – September 30, 2022	510,625	$51	2,156,250	$216	$—	$(1,840,403)	$(1,840,136)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND

FOR THE PERIOD FROM MAY 19, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — May 19, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Class B ordinary shares issued to Sponsor	—	—	2,156,250	216	24,784	—	25,000

Net loss	—	—	—	—	—	(6,677)	(6,677)

Balance – June 30, 2021	—	$—	2,156,250	$216	$24,784	$(6,677)	$18,323

Net loss	—	—	—	—	—	—	—

Balance – September 30, 2021	—	$—	2,156,250	$216	$24,784	$(6,677)	$18,323

The accompanying notes are an integral part of the unaudited condensed financial statements.

COUNTER PRESS ACQUISITION CORPORATION

 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine months Ended September 30,	For the Period from May 19, 2021 (Inception) Through September 30,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(333,760)	$(6,677)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by the Sponsor	—	6,677
Interest earned on marketable securities held in Trust Account	(526,679)	—
Changes in operating assets and liabilities:
Prepaid expenses	(209,973)	—
Accrued expenses	(18,758)	—
Due from related party	51,775	—
Net cash used in operating activities	(1,037,395)	—

Cash Flows from Investing Activities:
Investment held in Trust Account	(87,543,750)	—
Net cash used in investing activities	(87,543,750)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	84,525,000	—
Proceeds from sale of Private Units	4,718,750	—
Issuance of Underwriter Founder Shares	450	—
Proceeds from issuance of promissory note to related party	25,635	—
Repayment of promissory note – related party	(175,609)	—
Net cash provided by financing activities	89,094,226	—

Net Change in Cash	513,081	—
Cash – Beginning of period	—	—
Cash – End of period	$513,081	$—

Non-Cash investing and financing activities:
Deferred underwriting commissions charged to additional paid in capital	$3,018,750	$—
Deferred offering costs paid by Sponsor under the promissory note	$97,095	$—
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$18,323
Deferred offering costs included in accrued offering costs and expenses	$—	$49,640
Initial value of ordinary shares subject to possible redemption	$87,543,750	$—
Accretion of carrying value to redemption value	$8,154,962	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOTES TO COUNTER PRESS ACQUISITION CORPORATION

  UNAUDITED CONDENSED FINANCIAL STATEMENTS

 SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from May 19, 2021 (inception) through September 30, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering” or “IPO”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the IPO on February 11, 2022, $87,543,750 ($10.15 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Units was placed in a Trust Account and, will be held in a U.S.-based trust account (“Trust Account”) and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Based on current interest rates, the Company estimates that the interest earned on the Trust Account will be approximately $920,000 per year, assuming no exercise of the underwriters’ overallotment option and an interest rate of 0.02% per year, following the investment of such funds in specified U.S. government treasury bills or in specified money market funds. Except with respect to the exceptions described below, the proceeds from the IPO and the sale of the private units will not be released from the Trust Account until the earliest of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem the public shares if the Company does not complete the initial Business Combination within Combination Period or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity; and (iii) the redemption of all of the public shares if the Company is unable to complete the initial Business Combination within Combination Period (as defined below), subject to applicable law. The net proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of its public shareholders. Therefore, there is no guarantee that investors will receive $10.15 per share upon redemption.

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

 SEPTEMBER 30, 2022

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

Liquidity and Capital Resources

As of September 30, 2022, the Company had $513,081in cash and working capital of $651,935.

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

NOTES TO COUNTER PRESS ACQUISITION CORPORATION

 UNAUDITED CONDENSED FINANCIAL STATEMENTS

 SEPTEMBER 30, 2022

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

The military conflict commenced in February 2022 by the Russian Federation in Ukraine has created and is expected to create further global economic consequences, including but not limited to the possibility of extreme volatility and disruptions in the financial markets, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. Such global consequences may materially and adversely affect our ability to consummate an initial Business Combination, or the operations of a target business with which we ultimately consummate an initial Business Combination. In addition, our ability to consummate an initial Business Combination may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all. The impact of this action and related sanctions on the global economy and the specific impact on our financial position, results of operations and/or ability to consummate an initial Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. While not free from doubt, absent any further guidance from Congress, the Excise Tax may apply to any redemptions of its Class A ordinary shares after December 31, 2022, including redemptions in connection with the Business Combination, unless an exemption is available. Issuances of securities in connection with the Business Combination are expected to reduce the amount of the Excise Tax in connection with redemptions occurring in the same calendar year, but the number of securities redeemed may exceed the number of securities issued. Consequently, the Excise Tax may make a transaction with us less appealing to potential business combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Current Report on Form 8-K, as filed with the SEC on February 17, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Investment Held in Trust Account

As of September 30, 2022, the Company had $88,070,429 in investment held in the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000. At September 30, 2022, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

NOTES TO COUNTER PRESS ACQUISITION CORPORATION

 UNAUDITED CONDENSED FINANCIAL STATEMENTS

 SEPTEMBER 30, 2022

Offering Costs Associated with IPO

Offering costs consist of underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. As of September 30, 2022, offering costs amounted to $4,949,909 consisting of $1,725,000 of underwriting fees, $3,018,750 of deferred underwriting fees, and $206,159 of other offering costs. The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. The Company allocates offering costs between public shares and public warrants based on the estimated fair values of public shares and public warrants at the date of issuance.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares is classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s balance sheets.

As of September 30, 2022, the Class A ordinary shares reflected in the balance sheet is reconciled in the following table:

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

NOTES TO COUNTER PRESS ACQUISITION CORPORATION

 UNAUDITED CONDENSED FINANCIAL STATEMENTS

 SEPTEMBER 30, 2022

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) per Ordinary Share

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 4,548,438 Class A ordinary shares in the aggregate. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary shares is the same as basic net loss per ordinary shares for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period from May 19, 2021 (Inception) Through September 30,
	2022	2021	2022	2021
Net income (loss)	$156,285	$—	$(333,760)	$(6,677)
Accretion of temporary equity to redemption value	—	—	(8,154,962)	—
Net income (loss) including accretion of temporary equity to redemption value	$156,285	$—	$(8,488,722)	$(6,677)

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		For the Period from May 19, 2021 (Inception) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net (loss) income including accretion of temporary equity	$119,374	$36,911	$—	—	$(6,266,324)	$(2,222,398)	$—	$(6,677)
Accretion of temporary equity to redemption value	—	—	—	—	8,154,962	—	—	—
Allocation of net (loss) income	$119,374	$36,911	$—	—	$1,888,638	$(2,222,398)	$—	$(6,677)

Denominator:
Weighted-average shares outstanding	8,625,000	2,666,875	—	—	7,298,077	2,588,317	—	1,875,000
Basic and diluted net (loss) income per share	$0.01	$0.01	$—	—	$0.26	$(0.86)	$—	$(0.00)

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

NOTES TO COUNTER PRESS ACQUISITION CORPORATION

UNAUDITED CONDENSED FINANCIAL STATEMENTS

 SEPTEMBER 30, 2022

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

Due to related party

As of September 30, 2022, the Company had $51,775 of due to related party, which consisted of $77,500 payable to the Sponsor for administrative services offset by $25,725 of fees paid on behalf of the Sponsor. As of December 31, 2021, the Company had no amounts due to related party.

Promissory Note-Related Party

In June 2021, the Sponsor agreed to loan the Company up to $150,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and were due at the earlier of February 28, 2022, or the closing of the IPO. The loan was repaid upon the closing of the IPO out of the offering proceeds not held in the Trust Account. As of September 30, 2022 and December 31, 2021, $0 and $52,879 were outstanding under the promissory note, respectively.

NOTES TO COUNTER PRESS ACQUISITION CORPORATION

UNAUDITED CONDENSED FINANCIAL STATEMENTS

 SEPTEMBER 30, 2022

Working Capital Loans

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes the initial Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close. The Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Office Space, Secretarial and Administrative Services

Commencing on the Effective Date, the Company will enter into an administrative services agreement pursuant to which it will pay the Sponsor up to $10,000 per month for office space, administrative and support services, for up to the 15-month period, which includes the automatic three-month extension period. Upon completion of the Business Combination or the Company’s liquidation, it will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $77,500 in fees for these services, of which such amount offset due from related party. For the three months ended September 30, 2021 and for the period from May 19, 2021 (inception) through September 30, 2021, the Company did not incur any fees for these services.

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

NOTE 7. SHAREHOLDERS’ DEFICIT

Underwriter Founder Shares

In January, prior to the consummation of the IPO, the Company issued to BTIG and EBC and its designees an aggregate of 38,750 Class A ordinary shares (the “Underwriter Founder Shares”) for generating gross proceeds of $450. The Company accounted for the Underwriter Founder Shares as an expense of the IPO, resulting in a charge directly to Shareholders’ Equity.

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

The Underwriter Founder Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the commencement of sales of the public offering pursuant to Rule 5110I(1) of the FINRA Manual. Pursuant to FINRA Rule 5110I(1), these securities will not be sold during the offering, or sold, transferred, assigned, pledged, or hypothecated, or be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the commencement of sales of the public offering, except to any underwriter and selected dealer participating in the offering and their officers or partners, registered persons or affiliates provided that all securities so transferred remain subject to the lockup restriction above for the remainder of the time period.

Preference shares-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

NOTES TO COUNTER PRESS ACQUISITION CORPORATION

 UNAUDITED CONDENSED FINANCIAL STATEMENTS

 SEPTEMBER 30, 2022

Class A ordinary shares-The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022, there were 510,625 shares issued and outstanding (excluding 8,625,000 shares subject to possible redemption). As of December 31, 2021, there were no Class A ordinary shares issued and outstanding.

Class B ordinary shares-The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders are entitled to one vote for each Class B ordinary share. As of September 30, 2022 and December 31, 2021, there were 2,156,250 Class B ordinary shares issued and outstanding.

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

Public Warrants — As of September 30, 2022, there were 4,312,500 Public Warrants outstanding. As of December 31, 2021, there were no Public Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The warrants will become exercisable 30 days following the completion of the Business Combination. The warrants will expire at 5:00 p.m., New York City time, five years after the completion of the Business Combination, or earlier upon redemption.

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

NOTES TO COUNTER PRESS ACQUISITION CORPORATION

 UNAUDITED CONDENSED FINANCIAL STATEMENTS

 SEPTEMBER 30, 2022

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

Private Placement Warrants- At September 30, 2022, there were 235,938 Private Placement Warrants outstanding. As of December 31, 2021, there were no Private Placement Warrants outstanding. The private warrants are identical to the warrants sold as part of the units in this offering except that, so long as they are held by our sponsor or its permitted transferees: (1) they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination; and (2) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights.

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

At September 30, 2022, investment held in the Trust Account were comprised of $88,070,429 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2022, the Company did not withdraw any of interest earned on the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$88,070,429

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from February 11, 2022 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $156,285, which consists of interest income on investment held in the Trust Account of $395,842, offset by operating costs of $ 239,557.

For the nine months ended September 30, 2022, we had a net loss of $333,760, which consists of operating costs of $860,439, offset by interest income on investment held in the Trust Account of $526,679.

For the three months ended September 30, 2021, we had a net loss of $0.

For the period from May 19, 2021 (inception) through September 30, 2021, we had a net loss of $6,677, which consists of operating costs.

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

For the nine months ended September 30, 2022, cash used in operating activities was $1,037,395. Net loss of $333,760 was affected by interest earned on investment held in the Trust Account of $526,679, and changes in operating assets and liabilities used of $176,956.

For the period from May 19, 2021 (inception) through September 30, 2021, cash used in operating activities was $0. Net loss of $6,677 was affected by formation costs paid by Sponsor.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ (deficit) equity section of our condensed balance sheets.

Net Income (Loss) Per Ordinary Share

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 4,548,438 Class A ordinary shares in the aggregate. As of September 30, 2022, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in our earnings. As a result, diluted net loss per ordinary shares is the same as basic net loss per ordinary shares for the periods presented.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) or Rule 15d-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022 our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 31, 2022. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC, except as described below.

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

A new U.S. federal excise tax could be imposed on us in connection with redemptions of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. If we were to acquire a domestic corporation or engage in a transaction in which a domestic corporation becomes our parent or our affiliate and our securities trade on US stock exchange, we may become a “covered corporation” within the meaning of the IR Act. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax; however, no guidance has been issued to date. The IR Act applies only to repurchases that occur after December 31, 2022.

Whether and to what extent we would be subject to the excise tax in connection with a Business Combination or otherwise, would depend on a number of factors, including (i) the structure of a Business Combination, (ii) the fair market value of the redemptions and repurchases in connection with the Business Combination or otherwise, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination or a reduction in the cash available for a redemption of the public shares in connection with a Business Combination or otherwise.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Counter Press Acquisition Corporation

Date: November 14, 2022	By:	/s/ Paul Conway
	Name:	Paul Conway
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Michael Kalt
	Name:	Michael Kalt
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)